Form 10-K
period 1993-12-31
JOURNAL COMMUNICATIONS INC
filed 1994-03-31
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1993

   Commission File Number:  0-7831

                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

        Wisconsin                               39-0382060
   (State of incorporation)           (I.R.S. Employer identification number)

                333 West State Street, Milwaukee, Wisconsin 53203
                Address of principal executive offices (zip code)

               Registrant's telephone number, including area code:
                                 (414) 224-2728

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.25 Per Share
                                (title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 1994.

        Class                                   Outstanding at March 15, 1994

   Common stock, par value $.25                              14,044,361

                                     PART I
                               ITEM 1.   BUSINESS

   The Registrant is a diversified communications and media company. Its 1993 revenues, broken down by business segments, are as follows: publishing - 44.1%; commercial printing - 40.4%; broadcast - 9.8% and telecommunications - 5.7%. In addition to the information provided below, see Item 6 "Selected Financial Data," Item 7, "Management Discussion and Analysis" and Item 8, "Consolidated Financial Statements and Supplementary Data."

   Publishing

   Journal/Sentinel Inc., a wholly-owned subsidiary of the Registrant publishes the two major daily newspapers in the Milwaukee, Wisconsin, market. It has published the evening Milwaukee Journal (The Journal) since 1882, the Sunday edition of The Journal since 1911, and the morning Milwaukee Sentinel (the Sentinel) since it was acquired in 1962. Average paid circulation for the twelve months ended March 31, 1993, for the last five years, as audited by the Audit Bureau of Circulation, was:

                        1993     1992      1991     1990      1989

      Journal         238,351  240,566   260,480  275,957   272,454
      Sentinel        171,271  166,085   172,772  176,097   178,736
      Sunday Journal  490,077  490,361   497,777  503,994   508,188


   Advertising volume in column inches and units for the Company's Milwaukee newspapers for the last five calendar years was:

                                 (in thousands)
                         1993     1992      1991     1990      1989
      Column Inches
        Full Run      2,657.6  2,619.0   2,526.8  2,866.6   2,951.0
        Part Run        260.9    181.3     195.5    205.3     137.5
      Units
       Preprint           1.9      1.6       1.5      1.5       1.5

   There are 108 other newspapers and shoppers published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 108 publications, 39 are paid subscription and 69 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, labor, religious, ethnic, foreign language or other special interest newspapers.

   One other daily newspaper, The Freeman, is published in Waukesha and it is circulated in portions of Waukesha County. In addition, editions of USA Today, Chicago Tribune and New York Times are sold in the Milwaukee market.

   Journal/Sentinel Inc.'s newspapers also compete for advertising revenue or support with three (3) network-affiliated commercial television stations, six (6) independent television stations, two (2) of which are low power television stations, two public television stations and 35 AM and FM radio stations located in the four-county market, several cable television companies and some direct mail services. One television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

   Journal/Sentinel Inc.'s newspapers have separate news reporting and editorial staffs and separate news offices in Madison, West Bend, Port Washington and Waukesha, Wisconsin. The Milwaukee Journal also has a news office in Washington, D.C. The Milwaukee Sentinel also has a news office in Stevens Point, Wisconsin. Both newspapers subscribe to the Associated Press and Washington Post-Los Angeles Times news services. In addition, The Milwaukee Journal subscribes to the New York Times and Scripps Howard News Services; the Milwaukee Sentinel subscribes to the Knight-Ridder News Service.

   During 1993, newsprint consumption at the Milwaukee newspapers was higher than the prior year. Newsprint is purchased from four Canadian and two American suppliers and supplies for 1994 are considered sufficient.

   Registrant also publishes, through other subsidiaries, eight (8) weekly newspapers in southwestern Connecticut, seven (7) weekly newspapers and one (1) monthly controlled-circulation business publication in Wisconsin, three (3) weekly newspapers and one (1) daily newspaper in Florida, forty-four (44) shopper publications, with twenty-one (21) in Wisconsin, fifteen
   (15) in Ohio, two (2) in Florida, two (2) in Pennsylvania, two (2) in Vermont, one (1) in Georgia and one (1) in New York; three (3) paid auto publications, two (2) in Louisiana and one (1) in Wisconsin; three (3) free auto publications in Ohio; five (5) monthly real estate publications and three (3) senior citizens' publications in Ohio published six (6) times per year; and one (1) paid monthly memorabilia collector publication in Wisconsin.

   Commercial Printing

   Perry Printing Corporation, Waterloo, Wisconsin, a wholly-owned subsidiary, utilizes a wide array of printing technologies. These include heat-set web offset, sheet-fed offset, rotogravure and flexographic processes that are used to print high-quality, multi-color national consumer and trade magazines, catalogs, free-standing newspaper inserts, out-of-home media, point-of-purchase-point-of-sale materials and labels for consumer goods and industry manufacturers.

   Perry's principal raw materials are paper and ink. Presently, paper markets, for the grades consumed by the company, are operating at levels well below capacity and management does not believe that paper availability will be a concern for 1994. The inks utilized by the company are available in abundant supply from a number of suppliers. Perry Printing competes with the top 15 domestic and foreign-owned printing companies.

   Imperial Printing Company, a wholly-owned subsidiary acquired on October 6, 1992, specializes in the production of short to medium runs (1,000 to 100,000 copies) of medical and technical journals for various trade associations, documentation manuals for hardware and software manufacturers and in the duplication of floppy disks and computer tapes. Imperial is based in St. Joseph, Michigan and has additional operations in Fremont and Irvine, California. The 1993 purchase of a printing plant in northern France allowed Imperial to expand its European marketing effort. No supply restrictions in 1994 are anticipated for the raw materials Imperial utilizes.

   Broadcasting

   WTMJ, Inc., a wholly-owned subsidiary, operates three television stations and five radio stations in four states. All operate under licenses from the Federal Communications Commission.

   In Milwaukee, WTMJ, Inc. has been the pioneer and leading broadcaster since it started AM operations in 1927, FM in 1941 (discontinued 1950-
   1960) and television in 1947. News reporting and editorial operations at WTMJ, Inc., are independent of the Registrant's newspaper operations.

   Registrant's three (3) Milwaukee broadcast operations consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes eight (8) other commercial television stations, including two (2) low power television stations, thirty-three (33) other radio stations, several cable television companies, eight (8) daily newspapers (including two owned by Registrant), and numerous weekly newspapers.

   WTMJ, Inc. also operates KTNV-TV, Las Vegas, Nevada, an ABC affiliate; WSYM-TV, Lansing, Michigan, a Fox affiliate, two leading radio stations in Wausau, Wisconsin, WSAU-AM and WIFC-FM, and KQRC-FM, Kansas City/Leavenworth, Kansas. WTMJ-TV is affiliated with the National Broadcasting Company (NBC). WTMJ Radio is affiliated with the CBS and NBC Radio networks. KTNV-TV, WSAU-AM and WIFC-FM, WKTI-FM and KQRC-FM are affiliated with the American Broadcasting Company (ABC).

   Telecommunications

   MRC Telecommunications, Inc., a wholly-owned subsidiary, provides telecommunications transmission services as a licensed common carrier in Wisconsin, Minnesota, Illinois and Michigan. Its services include terrestrial and satellite transmission of message/data, video and audio signals for long distance telephone companies, resellers, corporate users (through its NorLight, Inc., subsidiary), and television and radio networks, using fiber optics, microwave and satellite technologies.

   Employees

   The Registrant and its subsidiaries, as of December 31, 1993, had approximately 4,900 full-time and 2,500 part-time employees.

   Financial Information About Industry Segments

   Financial information about Registrant's industry segments is presented in
   Note 8 to the Consolidated Financial Statements appearing below is this report.

                               ITEM 2.  PROPERTIES

   Principal properties operated by the Registrant and its subsidiaries are summarized as follows:

   Subsidiary             Location        How Held          Square Footage

   Journal/Sentinel Inc.
    (Publishing)
   Offices/Plant           Milwaukee, WI      Owned              464,000
   Garage                  Milwaukee, WI      Owned               67,500
   Distribution Center     Milwaukee, WI      Leased              46,000

   ADD, Inc.
    (Publishing)
   Office/Plant            WI, OH, GA, FL     Owned or Leased    231,000
                           VT, NY, PA, LA

   Buyers' Guide, Inc.
    (Publishing)
   Office                  CT                 Leased               5,600

   Striplin Publishing, Inc.
    (Publishing)
   Office                  Ohio               Leased               4,300

   WTMJ, Inc.
    (Broadcasting)
   Office and Studios      Milwaukee, WI      Owned              101,500
   KTNV-TV Studios         Las Vegas, NV      Owned               20,300
   WSYM-TV Studios         Lansing, MI        Leased              10,300
   WSAU-AM/WIFC-FM
   Studios                 Wausau, WI         Owned                5,600
   KQRC-FM Studios         Kansas City/
                           Leavenworth, KS    Leased               3,700

   Perry Printing Corp.
    (Commercial Printing)
   Office/Plant
    and Warehouse          Waterloo, WI       Owned              445,700
   Perry/Baraboo
   Office/Plant            Baraboo, WI        Owned              313,800
   Perry/Milwaukee
   Office/Plant            Brown Deer, WI     Owned              127,300
   Perry/Norway
   Office/Plant            Norway, MI         Owned              101,700
   Perry/Watertown
   Office/Plant            Watertown, WI      Owned              201,700
   Label Products & Design
     Inc.
    (Commercial Printing)
   Office and Plant        Green Bay, WI      Owned               40,000

   Trumbull Printing, Inc.
    (Commercial Printing)
   Office/Plant            Trumbull, CT       Owned               51,600

   Imperial Printing
    Company
    (Commercial Printing)
   Office, Plant
    and Warehouse          St. Joseph, MI     Leased             321,000
   Office/Plant            Fremont, CA        Leased              30,000
   Office/Plant            Irvine, CA         Leased              49,000

   MRC Telecommunications,
   Inc. (Fiber optics &    Rubicon, WI        Owned                3,800
    Microwave transmission Skokie, IL         Owned                6,100
    services)              Afton, WI          Owned                3,800
                           Arden Hills, MN    Owned                1,700
                           Minneapolis, MN    Leased               2,100
                           Brookfield, WI     Leased              15,600

   NorLight, Inc.
    (Fiber optics &
    Microwave transmission
    services)
   Office                  Minneapolis, MN    Leased               3,400

   Nordoc Software Services
    (Commercial Printing)
   Office/Plant            Roncq, France      Leased              41,800


                           ITEM 3.  LEGAL PROCEEDINGS

   The Company is involved in various claims and lawsuits incidental to its business. In the opinion of legal counsel, claims and lawsuits in the aggregate will not have a material effect on the Company's financial position or results of operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.



                   ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

   The executive officers of Registrant, as of March 1994, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 7, 1994, are:

      Name                Age   Office                      Held Since

   Robert A. Kahlor       60    Chairman of the Board/CEO   September 4, 1992
   Steven J. Smith        43    President                   September 4, 1992
   Thomas M. Karavakis    63    Senior Vice President       June 2, 1987
   Peter P. Jarzembinski  41    Senior Vice President/CFO   December 1, 1992
   Douglas G. Kiel        45    Senior Vice President       June 2, 1992
   Craig A. Hutchison     42    Senior Vice President       June 5, 1990
   Robert M. Dye          46    Vice President              June 5, 1990
   Gregory H. Forbes      44    Vice President              June 8, 1993
   James C. Currow        50    Vice President              June 8, 1993
   Paul M. Bonaiuto       43    Vice President              June 8, 1993
   Stephen O. Huhta       38    Vice President              June 8, 1993
   Ronald G. Kurtis       46    Vice President              June 8, 1993
   Paul E. Kritzer        51    Vice President              June 5, 1990
                                & Secretary                 September 1, 1992

   All of the executive officers of the Company except Messrs. Forbes, Currow and Bonaiuto have been employed by the Company in key management positions for more than five years.

                                     PART II
      ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                     MATTERS

   Registrant's common stock can be purchased only by full-time employees with two (2) years of service. As of February 23, 1994, the Journal Employes' Stock Trust owned of record 12,960,000 of the issued common stock shares or 90% of the issued common stock of the Registrant at that date. The Trust issues units, each representing one share of the Registrant's stock, to eligible employees ("unitholders"). On February 23, 1994, 2,885 unitholders owned 11,763,541 units (representing 82% of Registrant's issued common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 1,196,459 units issued by the Trust were, on the above date, held by employee benefit trusts and by the Company as treasury stock.

   Prior to all meetings of shareholders of the Registrant, the Trustees are required to deliver to each active employee-unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her units.

   Unitholders may sell their units only to other employees designated by President of the Registrant. Whenever a unitholder ceases to be an employee, for any reason except retirement, he or she must offer his or her units for resale to active employees designated by the President of the Company. Employees who retire may retain a decreasing percentage of their units for 10 years after retirement. All units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and unitholders may transfer units to trusts for individuals and for charitable, educational or religious purposes. All units held by such trusts are likewise voted by the Trustees of the Stock Trust. As of February 23, 1994, retirees, an employee benefit trust, and other trusts held 4,547,036 units, representing 31.6% of the Registrant's issued common stock.

   All of the Trustees under the Journal Employes' Stock Trust Agreement are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the units they own individually.

   The Registrant's unit option price and dividend history for the past decade are presented in the following table:

                          Employee Stock Ownership Plan

             Option    Option    Option                        Return on
              Price     Price     Price     Cash      Total    January 1
    Year     Jan. 1    Dec. 31   Increase  Dividend   Yield    Option Price

    1984     14.73     16.72     1.99      1.00      2.99       20.3%
    1985     17.65     18.54      .89      2.38(1)   3.27       18.5
    1986     18.54     20.94     2.40      1.25      3.65       19.7
    1987     20.94     23.71     2.77      1.38      4.15       19.8
    1988     23.71     26.65     2.94      1.50      4.44       18.7
    1989     26.65     29.66     3.01      1.70      4.71       17.7
    1990     29.66     31.48     1.82      1.70      3.52       11.9
    1991     31.48     32.60     1.12      1.80      2.92        9.3
    1992     32.60     33.60     1.00      1.80      2.80        8.6
    1993     33.60     34.64     1.04      1.80      2.84        8.5

   (1)   Includes special dividend on sale of Teltron


                        ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data of the Registrant is presented in the following table:

                                                         TEN YEARS IN REVIEW


                                    1993         1992         1991          1990          1989           1988           1987
   EARNINGS AND DIVIDENDS
   (in thousands of dollars)
     Earnings before taxes       $72,804       $67,831       $65,335       $66,913       $90,388       $81,696      $74,914(1)
     Net earnings                 44,204        41,631        40,035        41,113        54,988        49,633       41,614(1)
     Earnings for option
      price                       44,204        41,631        40,626        49,443        54,988        51,745       41,944(1)
     Dividends                    25,156        25,244        25,358        24,192        24,374        21,496       19,576
     Earnings retained            19,048        16,387        14,677        16,921        30,614        28,137       22,038
   PER SHARE
     Net earnings                  $3.16         $2.97         $2.84         $2.89         $3.83         $3.46        $2.93(1)
     Earnings for option
      price                         3.16          2.97          2.88          3.47          3.83          3.61         2.95(1)
     Dividends                      1.80          1.80          1.80          1.70          1.70          1.50         1.38
     Book value                    24.76         23.40         22.11         21.54         20.08         18.14        16.27
     Unit option price             34.64         33.60         32.60         31.48         29.66         26.65        23.71

   NET SALES
   (in thousands of dollars)
     Publications               $250,298      $238,386      $232,756      $235,853      $232,371      $222,209     $200,873
     Commercial printing         226,548       175,643       167,371       173,660       174,837       157,848      142,046
     Broadcast                    54,850        52,891        52,088        56,456        54,087        52,744       48,339
     Telecommunications           32,411        31,256        15,398        12,414        11,429        11,342       11,539
     Other                             -             -             -             -             -             -        1,986
     Eliminations                 (3,501)       (1,814)       (1,631)      (1,462)       (1,608)         (940)        (767)
                                ---------      -------      -------        -------       -------       -------     --------
     Total net sales            $560,606      $496,362      $465,982      $476,921      $471,116      $443,203     $404,016

   OPERATING EXPENSES
   (in thousands of dollars)
     Payroll                    $180,267(4)   $161,999(3)   $147,452      $144,517      $137,685      $129,802     $123,119
     Materials and
      components services        133,347       110,063       110,230       114,998       119,316       111,846      100,285
     Depreciation and
      amortization                38,102        33,669        32,066        28,498        27,332        27,372       21,348
     Other services              137,607       125,167       116,486       116,161       103,883        96,559       87,161
                                 --------      -------       -------       -------       -------       -------     --------
      Total expenses            $489,323      $430,898      $406,234      $404,174      $388,216      $365,579     $331,913

   INVESTED CAPITAL
   (in thousands of dollars)
     Property and equipment     $189,146      $181,853      $177,128      $140,697      $132,435      $128,273     $114,667
     Net working capital         111,009        95,774        93,847       128,859       125,841       106,805       97,525
     Long-term obligations         3,679         2,332         1,958         1,700         1,903         2,681        9,273
     Stockholders' equity        347,447       328,230       311,772       306,793       288,036       260,002      231,446
     Total assets                437,429       409,863       389,958       401,371       364,860       335,395      307,682
     Percent return on
      stockholders' equity         13.5%         13.4%         13.1%         14.3%         21.1%         21.4%        20.8%
     Percent return on total       10.8%         10.7%         10.0%         11.3%         16.4%         16.1%        15.5%
      assets

                                                                            Average Annual
                                                                            Compound %
                                    1986         1985         1984          Increase
   EARNINGS AND DIVIDENDS
   (in thousands of dollars)
     Earnings before taxes          $73,262    $68,218(1)    $66,686         0.98%
     Net earnings                    38,762     35,818(1)     34,058         2.94
     Earnings for option
      price                          38,762     35,926(1)     34,112         2.92
     Dividends                       17,783     15,384(2)     14,244         6.52
     Earnings retained               20,979     15,105        19,814         (.44)
   PER SHARE
     Net earnings                     $2.71      $2.51(1)      $2.39         3.15%
     Earnings for option
      price                            2.71       2.52(1)       2.39         3.15
     Dividends                         1.25       1.08(2)       1.00         6.75
     Book value                       14.02      12.86         11.84         8.54
     Unit option price                20.94      18.54         16.72         8.43

   NET SALES
   (in thousands of dollars)
     Publications                  $183,504   $176,553      $163,567         4.84%
     Commercial printing            119,812    112,077       127,222         6.62
     Broadcast                       45,194     39,217        33,718         5.56
     Telecommunications               9,598      7,799         7,034        18.50
     Other                            3,343      3,665         3,735         N.A.
     Eliminations                     (635)       (607)         (622)        N.A.
                                    -------   --------      --------        ------
     Total net sales               $360,816   $338,704      $334,654         5.90%

   OPERATING EXPENSES

   (in thousands of dollars)
     Payroll                       $111,050   $102,249       $99,626         6.81%
     Materials and
      components services            85,664     81,883        95,379         3.79
     Depreciation and
      amortization                   18,035     16,130        14,454        11.37
     Other services                  78,042     75,170        66,098         8.49
                                   --------   --------      --------         -----
      Total expenses               $292,791   $275,432      $275,557         6.59

   INVESTED CAPITAL
   (in thousands of dollars)
     Property and equipment        $106,333    $89,194       $82,895         9.60%
     Net working capital             81,448     81,560        75,374         4.40
     Long-term obligations            6,953      7,606         7,546          N.A.
     Stockholders' equity           200,260    183,844       168,635         8.36
     Total assets                   268,902    244,283       225,169         7.66
     Percent return on
      stockholders' equity            21.1%      21.2%         23.7%
     Percent return on total          15.9%      15.9%         16.8%
      assets

   (1)   Does not include cumulative effect on prior years of change in accounting for deferred income taxes of $3,571,749 or
         $0.25 per share in 1987, or gain on sale of Teltron, Inc. of $13,362,288 or $0.935 per share in 1985.

   (2)   Does not include special distribution of $2.62 per share.

   (3)   Includes full year of NorLight and IPC since October 6.

   (4)   Includes full year of IPC and Nordoc Software Services since February 28.

   N.A. = Not Applicable

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Consolidated

   Operating revenue in 1993 was $560,606,000, an increase of 12.9% over 1992 sales of $496,362,000. Operating revenue in 1991 was $465,982,000. 1993 operating earnings increased by 8.9% from $65,464,000 in 1992 to $71,283,000 for 1993. 1991 operating earnings were $59,748,000. All segments of the company contributed to the increase 1993 operating results. These results were achieved despite only a modest upturn in economic conditions during 1993.

   Publications

   The publications segment includes daily and weekly newspapers, shoppers and specialty publications.

   1993 revenue was $250,298,000, up 5.0% over 1992 and 7.5% greater than 1991. 1992 and 1991 revenue for this segment was $238,386,000 and $232,756,000, respectively. Operating earnings in 1993 were $41,491,000, an increase of 1.6% over the prior year. Operating earnings for 1992 were $40,828,000, an impressive 18.3% increase over 1991 operating earnings of $34,520,000.

   Journal/Sentinel Inc. is the largest company in the publications segment. 1993 revenue increased by 3.1% to $196,673,000 compared to $190,727,000 in 1992. However, 1993 operating earnings were down 4.8% from the prior year. The decline in operating earnings was due to increased operating costs, including those costs attributable to the development of an alternate circulation delivery system.

   Advertising revenue in 1993, 1992 and 1991 was $137,974,000, $132,764,000
   and $130,596,000, respectively. In 1993, retail advertising revenue was approximately equal to the prior year while classified advertising increased by 8% over 1992. General advertising revenue declined 13%, but on a much smaller base. Preprint revenue increased 11% over 1992 primarily as a result of increased volume. From 1991 to 1992, retail and classified advertising revenue increased by 1.9% and 3.5%, respectively, while general advertising revenue declined 7.2%.

   1993 circulation revenue was $55,860,000, up slightly from 1992. 1992 circulation revenue was $55,396,000, while in 1991 it was $55,179,000.

   ADD Inc. is the other operation in the publications segment. Its 1993 revenue was $53,625,000, a 12.5% increase over 1992 revenue of $47,659,000. 1991 revenue was $44,506,000. 1993 operating earnings showed significant growth over the prior year, increasing 24.5%. This resulted not only from the increase in revenue, but also from closely monitoring its operating expenses. 1993 revenue for the Wisconsin and Ohio operations increased 17% and 15%, respectively. During 1993, operations in both the East and South continued to experience improved operating results as their regional economies began to recover from the recession.

   Broadcast

   1993 revenue was $54,850,000, an increase of 3.7% over 1992 revenue of $52,891,000. 1993 operating earnings increased slightly over the prior year. The 1993 revenue increase was significant, since 1992 included $4.0 million in revenue from both the summer Olympics and election year political advertising.

   In 1993, the company's television stations accounted for 69% of this segment's revenue, and 71% of its operating earnings. Operating results at the Las Vegas and Lansing television stations were ahead of 1992, while the Milwaukee station was below its 1992 results.

   1993 operating earnings for the Milwaukee and Kansas City radio stations were ahead of 1992, while Wausau was below its 1992 operating results.

   Operating costs and expenses were tightly controlled for 1993, 1992 and 1991.


   Printing

   Perry Printing Corp.'s 1993 revenue was $157,673,000, a 3.0% increase over the prior year's $153,098,000. 1991 revenue was $157,974,000. Operating earnings for 1993 increased by 39.5% over the prior year. 1992 operating earnings declined by 55% from 1991. The 1993 increase in both sales and operating earnings is due to the Norway and Baraboo operations.

   Trumbull Printing Inc.'s 1993 revenue of $7,807,000 was up 5.7% over 1992 revenue of $7,385,000. However, operating earnings increased significantly over the prior year.

   1993 was the first full year of operations for Imperial Printing Company
   (IPC). Revenues in 1993 were $53,096,000, while operating earnings were $5.2 million. During February 1993, IPC acquired Nordoc Software Services located in France.

   The French company showed very good growth during the year.

   Telecommunications

   The company's telecommunications segment's 1993 revenue increased by 3.7% to $32,411,000. This increase is a result of a substantial increase in the volume of circuits sold, since the competitive nature of the telecommunications industry has resulted in a drop in the average circuit mile price charged. In 1992, revenue of $31,265,000 more than doubled the prior year. In 1991, revenue was $15,398,000. With continued growth in the telecommunications industry, 1993 operating earnings increased by 5.2% over 1992.

   Other Income and Expenses

   Dividends and interest income have continued to decline from $2,550,000 in 1992, to $1,521,000 in 1993. In 1991, this amount was $6,636,000. The decrease over the last three years resulted from a combination of less dollars invested and at significantly lower interest rates. Company investments in short-term securities have decreased due to the use of funds for acquisitions and capital expenditures of property and equipment.

   Income Taxes

   Income taxes were 39.3% of pre-tax earnings in 1993, 38.6% in 1992, and 38.7% in 1991. The increase in 1993 over the 1992 tax rate reflects the increase in the federal statutory tax rate from 34% to 35%. Permanent tax differences exist for goodwill amortization and the increase in the cash surrender value of the company's life insurance investment pool.

   Net Earnings

   Net earnings for 1993 were $44,204,000, or $3.16 per share, versus net earnings of $41,631,000, or $2.97 per share. In 1991, net earnings for the year were $40,035,000, or $2.84 per share.

   Liquidity and Capital Resources

   Cash provided by operations is the company's major source of liquidity and totalled $64,453,000 in 1993, $83,650,000 in 1992 and $61,195,000 in 1991.
   The reduction in cash provided by operations in 1993 is attributable to a revenue increase which resulted in a substantial increase in accounts receivable. The reduction in cash provided by operations in 1991 resulted from the litigation payment made on a patent infringement lawsuit.

   Principal uses of cash during this period were for property and equipment expenditures and acquisitions. Capital expenditures for property and equipment were $36,327,000, $26,211,000 and $22,775,000 in 1993, 1992 and
   1991, respectively. 1994 capital expenditures will approximate the 1993 expenditure range. The company has also remained active in acquiring other businesses. During 1993, the company made smaller acquisitions expanding its shopper and printing operations. As described in the notes to consolidated financial statements (included in Item 8), the company purchased the assets of Imperial Printing Company in 1992 and the assets of NorLight in 1991.

   Cash used for financing activities was: 1993-$28,466,000; 1992- $28,330,000; and 1991-$38,182,000. Dividends paid during 1993 were
   $25,156,000, or $1.80 per share.  This compares to $25,244,000 ($1.80 per share) in 1992 and $25,358,000 ($1.80 per share) in 1991.

   Net working capital at the end of 1993 increased $15.2 million to $111,009,000. Committments for television programs not yet produced as of December 31, 1993, were $4,858,000. The company has traditionally not used debt as a source of funds. The company anticipates that amounts necessary for capital expenditures, dividends and other working capital requirements will continue to be available from internally generated funds.

   Effect of Inflation

   The company's results of operations and financial conditions have not been significantly affected by inflation. The company has reduced the effect of rising costs through improvements in productivity, cost containment programs and, where the competitive environment permits, increased selling prices.

        ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements:

                                                     Form 10-K
                                                     Page Number:

        Report of Independent Auditors                   12

        Consolidated Balance Sheets at December
           31, 1993, 1992 and 1991                       13

        For each of the three years in the period
           ended December 31, 1993:
             --Consolidated Statements of Earnings
                and Retained Earnings                    14
             --Consolidated Statements of Cash Flows     15

        Notes to Consolidated Financial Statements      16-21

   Report of Independent Auditors



   The Board of Directors and Stockholders
   Journal Communications Inc.


        We have audited the accompanying consolidated balance sheets of Journal Communications Inc. as of December 31, 1993, 1992, and 1991, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years then ended. Our audit also included the financial statement schedules listed in the Index in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications Inc. at December 31, 1993, 1992, and 1991, and its consolidated results of operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

        As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and income taxes effective January 1, 1993.

                                  ERNST & YOUNG


   Milwaukee, Wisconsin
   February 10, 1994

                                                     JOURNAL COMMUNICATIONS INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                             December 31
   ASSETS                                           1993          1992          1991
   Current assets:
     Cash                                       $ 12,794,479  $ 10,987,033  $ 18,782,850
     Short-term investments (Note 1)              50,166,016    53,953,462    48,786,595
     Receivables                                  76,563,404    66,554,692    61,960,009
     Inventories:
       Paper and supplies                         16,994,981    15,686,927    14,105,537
       Work in process                             5,538,114     5,397,614     4,809,575
       Finished goods                              3,410,379     2,302,497     1,827,713
                                                ------------   ---------   ----------
         Total inventories                        25,943,474    23,387,038    20,742,825
     Prepaid expenses                             21,122,044    10,933,725     9,670,431
                                                ------------   ---------   ----------
         Total current assets                    186,589,417   165,815,950   159,942,710

   Property and equipment, at cost:
     Land and land improvements                   11,306,428     9,483,943     9,385,393
     Buildings                                    60,580,129    57,226,313    56,784,137
     Equipment                                   357,989,587   329,801,757   305,877,087
                                                ------------   ---------   ----------
                                                 429,876,144   396,512,013   372,046,617
     Less accumulated depreciation               240,730,353   214,659,191   194,918,511
                                                ------------   ---------   ----------
         Net property and equipment              189,145,791   181,852,822   177,128,106
   Corporate life insurance investment pool       12,197,777    10,280,750     8,537,353
   Other assets (Note 1)                          27,335,976    29,292,884    21,159,031
   Goodwill (Note 1)                              22,160,252    22,620,282    23,190,889
                                                ------------    ----------   -----------
                                                $437,429,213  $409,862,688  $389,958,089
                                                ============  ============  ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                           $ 24,184,202  $ 24,396,813  $ 23,357,566
     Taxes on income                                  58,147     2,101,058       614,218
     Accrued compensation                         18,773,167    15,418,542    17,207,784
     Customer service deposits                    11,691,953    10,874,082     9,325,744
     Accrued employee benefits (Note 2)           11,528,998     7,006,467     6,120,982
     Other current liabilities                     5,800,228     8,806,726     7,686,862
     Current portion of long-term obligations      3,543,434     1,438,193     1,782,915
                                                ------------   ---------   ----------
          Total current liabilities               75,580,129    70,041,881    66,096,071

   Long-term obligations (Note 5)                  3,678,611     2,331,842     1,958,120
   Deferred income taxes (Note 3)                 10,723,000     9,259,000    10,132,000
   Stockholders' equity (Note 6):
     Common stock, $.25 par value; authorized
       and issued 14,400,000 shares                3,600,000     3,600,000     3,600,000
     Retained earnings                           355,878,873   336,553,427   320,163,437
     Treasury stock, at cost (Note 6)            (12,031,400)  (11,923,462) ( 11,991,539)
                                                ------------   -----------   ----------
        Total stockholders' equity               347,447,473   328,229,965   311,771,898
                                                ------------   -----------   ----------
                                                $437,429,213  $409,862,688  $389,958,089
                                                ============  ============  ============

                             See accompanying notes


                                                     JOURNAL COMMUNICATIONS INC.
                                      CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                                      Years ended December 31
                                                 1993          1992          1991
   Earnings:
     Operating revenue:
       Publications:
         Advertising                         $182,536,690  $173,323,869  $169,223,208
         Circulation                           57,272,146    56,510,619    56,314,619
         Other                                 10,488,361     8,550,965     7,218,505
       Broadcast                               54,850,495    52,891,332    52,088,272
       Printing                               226,547,901   175,642,714   167,370,361

       Telecommunications                      32,411,290    31,256,362    15,397,788
       Eliminations                            (3,501,062)   (l,813,650)   (1,630,908)
                                             ------------   -----------   -----------
                                             $560,605,821  $496,362,211  $465,981,845

     Operating costs and expenses:
       Cost of sales                          342,809,366   301,583,400   280,738,627
       Selling and administrative expenses    146,513,746   129,314,942   125,495,658
                                             ------------   -----------   -----------
                                              489,323,112   430,898,342   406,234,285
                                             ------------   -----------   -----------
     Operating earnings                        71,282,709    65,463,869    59,747,560

     Other income(deductions):
       Dividends and interest - net             1,521,453     2,549,614     6,635,877
       Provision for litigation (Note 4)               --            --      (972,000)
       Loss on sale of assets                    (     44)     (182,036)      (76,285)
                                             ------------   -----------   -----------
                                                1,521,409     2,367,578     5,587,592
                                             ------------   -----------   -----------
     Earnings before income taxes              72,804,118    67,831,447    65,335,152

     Provision for income taxes (Note 3)       28,600,000    26,200,000    25,300,000
                                             ------------   -----------   -----------
     Net earnings (per share, 1993 $3.16,
       1992 $2.97, 1991 $2.84) (Note 1)      $ 44,204,118  $ 41,631,447  $ 40,035,152
                                             ============  ============  ============


   Retained earnings:
     Balance at beginning of year            $336,553,427  $320,163,437  $305,484,124

     Net earnings                              44,204,118    41,631,447    40,035,152
     Cash dividends (per share, 1993
       $1.80, 1992 $1.80, 1991 $1.80)         (25,156,340)  (25,243,614)  (25,358,483)

     Treasury stock transactions (Note 6)         365,145         2,157         2,644

     Currency translation adjustment              (87,477)           --            --
                                             ------------   -----------   -----------
     Balance at end of year                  $355,878,873  $336,553,427  $320,163,437
                                             ============  ============  ============

               See accompanying notes

                                                     JOURNAL COMMUNICATIONS INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years ended December 31
                                                 1993          1992          1991
   Cash flow from operating activities:
     Net earnings                            $44,204,118   $41,631,447   $40,035,152
     Adjustments to net earnings
       for non-cash items:
        Depreciation and amortization         38,101,604    33,669,136    32,065,992
        Deferred income taxes                   (700,000)     (300,000)    4,700,000
        Net loss from sales of assets                 44       182,036        76,285
        Provision for litigation                      --           --        972,000
        Change in:
          Receivables                        (10,238,101)    4,646,768     1,862,270
      Inventories                             (2,541,964)    2,045,264       106,333
      Accounts payable                          (250,735)    1,012,400      (109,860)
      Other current assets
        and liabilities                       (4,122,210)      762,540       158,628
     Litigation settlement payment                    --            --   (18,671,892)
                                             -----------    ----------   ----------
       Net cash provided by operating
          activities                          64,452,756    83,649,591    61,194,908
                                             -----------    ----------   ----------
   Cash flow from investing activities:
     Proceeds from sales of assets               773,593       883,418       783,631
     Property and equipment expenditures     (36,326,664)  (26,210,819)  (22,775,391)
     Net (increase) decrease in
       short-term investments                  3,787,446    (5,166,867)   51,142,529
     Assets of businesses acquired            (1,572,769)  (31,088,347)  (41,178,347)
     Other - net                                (840,657)   (1,532,613)  ( 2,430,262)
                                             -----------    ----------   ----------
       Net cash used for investing
          activities                         (34,179,051)  (63,115,228)  (14,457,840)
                                             -----------    ----------   ----------
   Cash flow from financing activities:
     Reduction in long-term obligations       (3,567,126)   (3,156,800)   (3,126,342)
     Purchase of treasury stock               (3,865,125)           --    (9,746,227)
     Sale and distribution of treasury stock   4,122,332        70,234        48,799
     Cash dividends                          (25,156,340)  (25,243,614)  (25,358,483)
                                             -----------    ----------   ----------
       Net cash used for financing

          activities                         (28,466,259)  (28,330,180)  (38,182,253)
                                             -----------    ----------   ----------
   Net increase (decrease) in cash             1,807,446    (7,795,817)    8,554,815

   Cash at beginning of year                  10,987,033    18,782,850    10,228,035
                                             -----------    ----------   ----------
   Cash at end of year                       $12,794,479   $10,987,033   $18,782,850
                                             -----------    ----------   ----------

   Cash paid for income taxes                $31,122,000   $25,438,000   $23,030,000
                                             -----------    ----------   ----------

               See accompanying notes

                           JOURNAL COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1993, 1992 and 1991

   l.     Principal accounting policies

     Basis of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Foreign currency translation - Assets and liabilities of French subsidiaries are translated into U.S. dollars at year-end exchange rates while income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reflected in retained earnings.

     Earnings per share - Earnings per share is based on the weighted average shares outstanding during each period.

     Short-term investments - Short-term investments, which consist principally of government securities, commercial paper and bank certificates of deposit with maturities of one year or less, are stated at cost, which approximates market value.

     Inventories - Inventories are stated at the lower of cost (first in, first out method) or market.

     Depreciation - Depreciation of property and equipment is computed principally using the straight-line method.

     Other assets - Identifiable intangible assets resulting from acquisitions are amortized on the straight-line basis. Accumulated amortization relating to intangible assets at December 31, 1993, 1992 and 1991 was $11,393,585, $8,371,103 and $6,049,956, respectively.
     Other assets also include the costs of television program contracts, recorded under the gross method, which are deferred and amortized over the estimated number of runs of the related programs.

     Goodwill - Goodwill arising from acquisitions subsequent to November 1, 1970, is amortized on the straight-line basis over 40 years. Goodwill prior to November 1, 1970 is amortized when it is determined that such intangible assets have a limited useful life. At December 31, 1993, $3,095,000 of goodwill is not being amortized. Accumulated amortization at December 31, 1993, 1992 and 1991 was $8,723,367, $8,082,677 and
     $7,469,696, respectively.

   2.     Employee benefit plans

     Contributory and noncontributory pension and savings plans cover substantially all employees. The amount charged against earnings with respect to all of these plans was $5,712,000, $5,256,000 and $4,611,000 in 1993, 1992 and 1991, respectively.

     Net pension cost for the defined benefit plan includes the following components:
                                  (thousands of dollars)
                                       1993       1992       1991


     Service cost                      $ 2,233  $ 2,175    $ 2,040
     Interest on projected
       benefit obligation                5,551    5,186      4,873
     Less return on plan assets         (4,768)  (2,325)   (10,064)
     Net amortization and deferral        (683)  (3,034)     4,980
                                       -------  -------    -------
       Net pension cost                $ 2,333  $ 2,002    $ 1,829
                                       =======  =======    =======


     Actuarial assumptions used to project the benefit obligations and the net pension cost were:
                                        1993      1992     1991

     Discount rate                      7.25%     8.00%    8.00%

     Rate of increase in
        compensation levels             4.75%     5.50%    5.50%

     Expected long-term rate of
        return on plan assets           9.50%     9.50%    9.50%

     The assets of the plan consist primarily of government and other bonds and listed stocks. The actuary estimated a pension liability at December 31, 1993, 1992 and 1991 of $8,107,000, $6,155,000 and
     $4,962,000, respectively.

     The funded status of the plan was as follows:

     Actuarial present value of
      benefit obligations:
                                   (thousands of dollars)
                                        December 31,

                                          1993       1992       1991


      Vested benefits                     $62,651    $54,076    $49,599
      Nonvested benefits                    3,449      2,885      2,388
                                          -------    -------    -------
         Accumulated benefit obligation    66,100     56,961     51,987
      Effect of projected
         compensation levels               14,477     13,429     14,082
                                          -------    -------     ------
          Projected benefit obligation     80,577     70,390     66,069
      Plan assets at fair value            60,473     59,619     60,147
                                          -------     ------     ------
      Projected benefit obligation
         in excess of plan assets         $20,104    $10,771    $ 5,922
                                          =======     ======    =======

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This standard requires that the expected cost of postretirement health and life insurance benefits be charged to expense during the years the employees render service. The Company has elected to amortize the unfunded obligation of $25,324,000 at January 1, 1993 over a period of 20 years. The incremental effect of this change in accounting method was to increase 1993 postretirement benefit expense by $2,014,000. Prior to 1993, the Company recognized postretirement benefit expense in the year that the benefits were paid. Postretirement benefits paid in 1992 and 1991 were $1,337,000 and $1,372,000, respectively.

     Postretirement benefit expense for 1993 includes the following components:

                                          (thousands of dollars)
                                                      1993


     Service cost                                    $  454
     Interest cost on accumulated postretirement
       benefit obligation                             2,073
     Amortization of transition obligation            1,266
                                                     ------
     Postretirement benefit expense                  $3,793
                                                     ======

     The funded status of the plans on an aggregate basis at December 31, 1993 was as follows:
                                          (thousands of dollars)
                                                           1993


     Accumulated postretirement benefit obligation:
           Retirees                                      $16,243
           Fully eligible participants                     1,919
           Other active participants                       9,469
                                                          ------
     Total accumulated postretirement benefit
          obligation                                      27,631
     Less:  Unrecognized transition obligation            24,058
                Unrecognized actuarial loss                1,559
                                                          ------
     Accrued postretirement benefit cost liability       $ 2,014
                                                          ======

     For measurement purposes, benefit cost trend rates of 10% and 9% annually were assumed in 1993 for pre-age 65 and 65 and over groups, respectively. These rates gradually decrease to 5% through 2010 for the pre-age 65 group and through 2008 for the 65 and over group and remained level thereafter. The benefit cost trend rates have a significant effect on the amounts reported. Increasing the assumed benefit cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1993 by 5.8% and the aggregate service and interest cost components of postretirement benefit expense for 1993 by 5.0%, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

   3.     Income Taxes

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. The impact of adopting SFAS 109 was not material to 1993 operations.

     The provision for income taxes consists of the following:

                       (thousands of dollars)
                       1993      1992      1991
     Current
       Federal      $23,300   $21,400   $15,600
       State          6,000     5,100     5,000
                    -------   -------   -------
                     29,300    26,500    20,600
     Deferred          (700)     (300)    4,700
                    -------   -------   -------
                    $28,600   $26,200   $25,300
                    =======   =======   =======

     The components of the net deferred tax liability as of December 31, 1993 were as follows:


     Deferred tax assets:
       Accrued employee benefit                   $ 3,304,000
       Inventories                                    348,000
       Accrued compensation                         3,350,000
       Accounts receivable                            891,000
       Deferred revenue                               172,000

       State credit carryforward                      461,000
       Other                                        1,405,000
                                                  -----------

         Total deferred tax assets                $ 9,931,000

     Deferred tax liabilities:
       Property, plant and equipment              $20,408,000
       Other                                          246,000
                                                  -----------

         Total deferred tax liabilities           $20,654,000

         Net deferred tax liability included
           in balance sheet                       $10,723,000
                                                  ===========

   4.     Litigation

     In September 1991, the Company paid $18.7 million in partial settlement of a patent infringement lawsuit. The one remaining issue is a technical question upon which management and legal counsel believe the Company will prevail. The Company was required to renew a $16.8 million bond until the court rules. The bond is fully guaranteed by standby letters of credit which are partially collateralized by $8.5 million of short-term investments.

   5.     Long-term obligations

                                      1993           1992           1991

     Capital lease &
       other obligations,
       average interest 8%         $1,579,020     $  403,115     $  590,910
     Television program
       contracts, due
       through 1997                 5,643,025      3,366,920      3,150,125
                                   ----------     ----------     ----------
                                    7,222,045      3,770,035      3,741,035
     Less current portion           3,543,434      1,438,193      1,782,915
                                   ----------     ----------     ----------
                                   $3,678,611     $2,331,842     $1,958,120
                                   ==========     ==========     ==========

     In addition, Company has the rights to broadcast certain television programs during the years 1994-1997 under contracts aggregating $4,858,000.


   6.     Stockholders' equity


   The Company periodically purchases units of beneficial interest in The Journal Employes' Stock Trust (JESTA) for use in its Incentive
   Compensation and Suggest and Share Plans and for resale to its employees. Treasury stock activity is as follows:


                       1993                     1992                     1991
                 Units       Amount       Units      Amount        Units       Amount
   Beginning
    balance     375,214   $11,923,462    377,384  $11,991,539      73,384   $ 2,291,467
   Purchases    112,245     3,865,125         --           --     305,550     9,746,227
   Sales       (120,885)   (3,757,187)    (2,170)     (68,077)     (1,550)      (46,155)
               --------    ----------    -------   ----------     -------     ---------
   Ending
    balance     366,574   $12,031,400    375,214  $11,923,462     377,384   $11,991,539
               ========    ==========   ========  ===========    ========   ===========
   Gain on
    sales                $   365,145             $     2,157                $     2,644
                          ==========             ===========                  =========


7.   Acquisitions

   On October 6, 1992, the Company acquired the business and substantially all of the assets of Imperial Printing Company. The cash purchase price was approximately $30.7 million, with additional contingent payments, not to exceed $6.8 million, payable over six years, beginning in 1994, if target profit levels are achieved. Contingent payments, if made, will be accounted for as an adjustment to the purchase price.

   On December 4, 1991, the Company acquired the business and substantially all of the assets of NorLight. The cost of the acquisition totalled approximately $43 million in cash and liabilities assumed.

   The acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. Had Imperial Printing Company and NorLight been acquired as of January 1, 1991 and 1990, respectively, the effect of the acquisitions on the Company's consolidated results of operations would not have been material.


   8.     Segment analysis (thousands of dollars)


                                         Sales                             Earnings
                                1993      1992        1991         1993        1992        1991
   Publications             $250,298  $238,386    $232,756      $41,491     $40,828     $34,520
   Broadcast                  54,850    52,891      52,088       10,853       9,637       8,759
   Printing                  226,548   175,643     167,371       12,204       7,109      10,935
   Telecommunications         32,411    31,256      15,398        8,715       8,283       5,414
   Corporate &
     eliminations             (3,501)   (1,814)     (1,631)      (1,980)       (393)        120
                            --------  --------    --------      -------     -------     -------
                            $560,606  $496,362    $465,982
                            ========  ========    ========

   Total segment
    operating earnings                                           71,283      65,464      59,748

   Corporate - other income                                       1,521       2,367       5,587
                                                                -------     -------     -------
   Earnings before income taxes                                 $72,804     $67,831     $65,335
                                                                 ======      ======      =======


                                   December 31
                          Identifiable total assets              Depreciation              Capital expenditures
                              1993       1992       1991      1993      1992      1991      1993       1992       1991
   Publications              $ 92,943   $ 84,152   $ 91,177   $ 6,296   $ 5,651   $ 6,183   $ 9,971    $ 7,380    $ 8,185

   Broadcast                   50,347     48,693     48,763     2,586     2,511     2,350     3,451      2,965      2,386
   Printing                   170,671    150,196    116,765    13,894    11,764    11,041    17,270     13,390      8,356
   Telecommunications          56,024     58,357     64,035     6,843     6,808     4,596     5,206      2,449      3,800
   Corporate                   67,444     68,465     69,218       121       102       102       429         27         48
                              -------    -------    -------    ------    ------    ------   -------     ------     ------
                             $437,429   $409,863   $389,958   $29,740   $26,836   $24,272   $36,327    $26,211    $22,775
                             ========   ========    =======    ======    ======   =======   =======


            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
                      ITEM 10.  DIRECTORS OF THE REGISTRANT

   Directors Auer, Engelmann, Felix, Gigowski, Schwartz, Thompson and Weyer are elected representatives of the Unitholders Council and have been employed by the Company for more than five years. Mr. Bonaiuto, Mr. Currow and Mr. Forbes have less than five years of service with the Company. The other directors, except for Mr. Meissner, have been employed by the Company or its subsidiaries in key management positions for more than five years. Information regarding the executive officers of the Company is set forth in Part I, Item 4A above. Mr. Meissner is President and Chief Executive Officer of Morgan&Myers/The Barkin Group, a Milwaukee public relations firm. The following chart states the equity ownership of each Director in the Registrant:

                                        Held           Units Held            Percent of
                                        Office         as of                 Ownership
      Name                      Age     Since          February 15, 1994(1)  *denotes < 1%)
   James M. Auer                65      June 8, 1993      11,570               *
   Paul M. Bonaiuto             43      June 8, 1993       3,000               *
   Nancy B. Carey               44      December 7, 1993       0               *
   James C. Currow              50      June 8, 1993       3,000               *
   Robert M. Dye                46      March 6, 1990     32,025               *
   Corinne A. Engelmann         28      June 8, 1993       1,325               *
   Christine A. Farnsworth      45      June 8, 1993      21,820               *
   Barbara L. Felix             45      June 8, 1993       3,100               *
   Gregory H. Forbes            44      June 8, 1993       3,000               *
   Karen A. Gigowski            42      June 8, 1993       1,615               *
   Stephen O. Huhta             38      June 8, 1993      16,845               *
   Craig A. Hutchison           42      June 6, 1989      40,785               *
   Peter P. Jarzembinski        41      March 9, 1990     39,305               *
   Robert A. Kahlor             60      March 6, 1973     72,435               *
   Thomas M. Karavakis          63      June 5, 1984      59,490               *
   Douglas G. Kiel              45      June 4, 1991      19,800               *
   Paul E. Kritzer              51      June 5, 1990      28,570               *
   Ronald G. Kurtis             46      June 8, 1993      38,125               *
   David G. Meissner            56      June 7, 1988        --(2)              --(2)
   Cecil G. Schwartz            45      June 8, 1993       9,940               *
   Steven J. Smith              43      June 2, 1987      51,580               *
   Lloyd M. Thompson            49      June 8, 1993       4,380               *
   Donald J. Weyer              46      June 8, 1993       4,130               *

   (1)    A "Unit" is equivalent to a share of the common stock of Journal  Communications, Inc.

   (2)    Mr. Meissner owns no Units but is an officer and director of Matex Inc. which owns 1,320,000 shares of Journal stock.
          Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc.  Mrs. Meissner also has a 33% beneficial interest in 120,000 shares of Journal Communications, Inc. common stock.  Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 120,000 shares of Journal stock.

                        ITEM 11.  EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 7, 1994.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 7, 1994.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 7, 1994.

                                     PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  1.   Financial Statements and Financial Statement Schedules
        The following consolidated financial statements of the Registrant are included in Item 8:

                                                   Form 10-K
                                                   Page Number
            Consolidated Balance Sheets at
              December 31, 1993, 1992 and 1991            13

            Consolidated Statements of Earnings
              and Retained Earnings for each of
              the three years in the period ended
              December 31, 1993                           14

            Consolidated Statements of Cash Flows
              for each of the three years in the
              period ended December 31, 1993              15

            Notes to Consolidated Financial Statements    16-21

           The following consolidated financial statements schedules of the Registrant are filed as a part of this report:

                                                   Form 10-K
                                                   Page Number

            Schedule I-Consolidated Short-Term
              Investments at December 31, 1993       25

            Schedule V-Consolidated Property &
              Equipment for each of the three
              years in the period ended December
              31, 1993                               26

            Schedule VI-Consolidated Accumulated
              Depreciation of Property & Equipment
              for each of the three years in the
              period ended December 31, 1993         27

            Schedule X-Consolidated Supplementary

              Income Statement Information for each
              of the three years in the period ended
              December 31, 1993                      28

           All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      2.   Exhibits
           The exhibits listed in the accompanying index are filed as part of this annual report.

                          JOURNAL COMMUNICATIONS, INC.
                SCHEDULE I - CONSOLIDATED SHORT-TERM INVESTMENTS
                                December 31, 1993



                                    Amount              Market
                                at cost (1)              Value


   U. S. Government securities  $41,087,798       $41,385,219

   Certificates of deposit        5,500,000         5,500,000

   Commercial paper               3,500,000         3,500,000

   Common stock                      62,881            76,975

   Preferred stock                   15,337            48,300
                                -----------        ----------
                                $50,166,016       $50,510,494
                                ===========        ==========

   (1) Amount at which each portfolio of equity security issues and each other security issue is carried in the consolidated balance sheet

                                                    JOURNAL COMMUNICATIONS, INC.
                                          SCHEDULE V - CONSOLIDATED PROPERTY AND EQUIPMENT
                                            Years ended December 31, 1993, 1992 and 1991


                       Balance at      Additions                     Other changes     Balance at
   Classification      Beg. of Year      at cost       Retirements    add (deduct)     end of year
   1993:

    Land and land
      improvements    $  9,483,943    $ 1,843,688     $   81,203      $   60,000       $ 11,306,428
    Buildings           57,226,313      3,579,665        302,349          76,500         60,580,129
    Equipment          329,801,757     30,903,311      4,051,025       1,335,544        357,989,587
                       -----------     ----------      ---------      ----------       ------------
                      $396,512,013    $36,326,664     $4,434,577      $1,472,044       $429,876,144
                      ============     ==========      =========      ==========       ============
                                                                             (1)
   1992:

    Land and land
      improvements    $  9,385,393    $   150,176     $   51,626      $        -       $  9,483,943
    Buildings           56,784,137        520,462         82,978           4,692         57,226,313
    Equipment          305,877,087     25,540,181      8,026,541       6,411,030        329,801,757
                      ------------     ----------     ----------      ----------       ------------
                      $372,046,617    $26,210,819     $8,161,145      $6,415,722       $396,512,013
                      ============     ==========      =========      ==========       ============
                                                                             (2)
   1991:

    Land and land
      improvements    $  8,880,215    $    57,971     $    4,704     $   451,911       $  9,385,393
    Buildings           54,108,707      2,035,934        543,607       1,183,103         56,784,137
    Equipment          253,057,770     20,681,486      5,014,544      37,152,375        305,877,087
                       -----------     ----------      ---------     -----------        -----------
                      $316,046,692    $22,775,391     $5,562,855     $38,787,389       $372,046,617
                       ===========     ==========      =========      ==========        ===========
                                                                             (3)

   (1)   Cost of property and equipment at acquisition of
           Nordoc Software Services, purchased by Imperial
           Printing Corporation                                $  1,202,044
         Cost of property and equipment at acquisition a
           shopper and a newspaper purchased
           by Add, Inc.                                             270,000
                                                                -----------
                                                               $  1,472,044
                                                                ===========

   (2)   Cost of property and equipment at acquisition of
           Imperial Printing Corporation, purchased by
           Journal Communications, Inc.                        $  6,362,000
         Cost of property and equipment at acquisition of a
           shopper purchased by Add, Inc.                            53,722
                                                                -----------
                                                               $  6,415,722
                                                                ===========
   (3)   Cost of property and equipment at acquisition of
           NorLight, Inc., purchased by MRC                    $ 38,787,389
           Telecommunications, Inc.                             ===========

   Depreciation is provided on the straight line basis over the estimated useful lives of the respective assets. Land improvements - 10 to 20 years; Buildings - 20 to 50 years; Equipment - 7 to 20 years

                                                    JOURNAL COMMUNICATIONS, INC.
                                        SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION
                                                      OF PROPERTY AND EQUIPMENT
                                            Years ended December 31, 1993, 1992 and 1991

                                       Additions
                                       Charged to
                       Balance at      Costs and       Other changes Balance at
   Classification      Beg. of Year     Expenses       Retirements    add (deduct)     end of year

   1993:
    Land and land
      improvements     $  2,817,970    $ 1,503,117      $        -   $          -       $  4,321,087
    Buildings            28,004,614      2,659,205         51,473               -         30,612,346
    Equipment           183,836,607     25,578,005      3,617,692               -        205,796,920
                       ------------    -----------     ----------    ------------      -------------
                       $214,659,191    $29,740,327     $3,669,165    $          -       $240,730,353
                       ============    ===========     ==========    ============      =============

   1992:

    Land and land
      improvements     $ 2,736,180     $    82,434     $      644    $          -       $  2,817,970
    Buildings           25,882,521       2,163,296         41,203               -         28,004,614
    Equipment           166,299,810     24,590,641      7,053,844               -        183,836,607
                       ------------    -----------     ----------    ------------      -------------
                       $194,918,511    $26,836,371     $7,095,691    $          -       $214,659,191
                       ============    ===========     ==========    ============      =============

   1991:

    Land and land
      improvements     $  2,627,878    $   114,913     $    6,611    $          -      $  2,736,180
    Buildings            24,522,212      1,950,505        590,196               -        25,882,521
    Equipment           148,199,629     22,032,312      3,932,131               -       166,299,810
                       ------------    -----------     ----------    ------------      ------------
                       $175,349,719    $24,097,730     $4,528,938    $          -      $194,918,511
                       ============    ===========     ==========    ============      ============

                          JOURNAL COMMUNICATIONS, INC.
                 SCHEDULE X - CONSOLIDATED SUPPLEMENTARY INCOME
                              STATEMENT INFORMATION

                  Years Ended December 31, 1993, 1992 and 1991

                          Charged to Costs and Expenses

                                   1993        1992          1991

   Maintenance and repairs       $8,649,250   $7,770,945   $5,786,945

   Amortization of intangible
    assets:
      Film contracts             $2,948,269   $1,839,634   $2,110,056
      Consulting and
      Non-competition agreements  3,310,064    2,527,278    2,641,572
      Goodwill                      633,227      635,606    1,244,194
      Other                       1,469,717    1,830,247    1,972,440
                                  ----------   ---------    ---------
   TOTAL                         $8,361,277   $6,832,765   $7,968,262
                                 ==========   ==========   ==========

   Advertising costs             $4,571,539   $4,251,128   $5,334,383
                                 ==========    =========   ==========

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            JOURNAL COMMUNICATIONS, INC.



                                By:  ROBERT A. KAHLOR
                                     Robert A. Kahlor
                                     Chairman of the Board and CEO
                                     Principal Executive Officer



                                By:  PETER P. JARZEMBINSKI
                                     Peter P. Jarzembinski
                                     Senior Vice President and CFO
                                     Principal Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   JAMES M. AUER                                               March 29, 1994
   James M. Auer, Director


   Paul M. Bonaiuto, Director


   Nancy B. Carey, Director


   James C. Currow, Director

   ROBERT M. DYE                                               March 29, 1994
   Robert M. Dye, Director


   Corinne A. Engelman, Director

   CHRISTINE A. FARNSWORTH                                     March 29, 1994
   Christine A. Farnsworth, Director

   BARBARA L. FELIX                                            March 29, 1994
   Barbara L. Felix, Director


   Gregory H. Forbes, Director

   KAREN A. GIGOWSKI                                           March 29, 1994
   Karen A. Gigowski, Director


   Stephen O. Huhta, Director


   Craig A. Hutchison, Director

   PETER P. JARZEMBINSKI                                       March 29, 1994
   Peter P. Jarzembinski, Director

   ROBERT A. KAHLOR                                            March 30, 1994
   Robert A. Kahlor, Director


   Thomas M. Karavakis, Director


   Douglas G. Kiel, Director

   PAUL E. KRITZER                                             March 29, 1994
   Paul E. Kritzer, Director

   RONALD G. KURTIS                                            March 30, 1994
   Ronald G. Kurtis, Director


   David G. Meissner, Director

   CECIL G. SCHWARTZ                                           March 29, 1994
   Cecil G. Schwartz, Director

   STEVEN J. SMITH                                             March 29, 1994
   Steven J. Smith, Director


   Lloyd M. Thompson, Director

   DONALD J. WEYER                                             March 29, 1994
   Donald J. Weyer, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))



          Exhibits
                                                                     Form
   10-K
                                                                     Page
   Number

       ( 3)  Articles of Incorporation and Bylaws
             as previously filed, hereby incorporated
             by reference                                         N/A

       (22)  Subsidiaries of the Registrant filed
             herewith

       (23)  Consent of Independent Auditors filed
             herewith




       N/A   = Not Applicable