Form 10-Q
period 1994-03-27
JOURNAL COMMUNICATIONS INC
filed 1994-05-10
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




   For Quarter Ending   March 27, 1994
                     (3 Accounting Periods)


   Commission file number 0-783l



                      JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                  39-0382060
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)



   Journal Square, P.O. Box 661, 333 W. State St., Milwaukee, Wisconsin 5320l
   (Address of principal executive offices)                        (Zip Code)



                               414-224-2728
              (Registrant's telephone number, including area code)




   (Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
             requirements for the past 90 days.  YES   X     NO



   Number of shares of Common Stock Outstanding - May 2, 1994   13,991,861

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended March 27, 1994                 Commission file number 0-7831
          (3 Accounting Periods)


                                      INDEX


                                                                     Page No.

   Part I. Financial Information (unaudited)

     Condensed Consolidated Balance Sheets
     March 27, 1994 and December 31, 1993                                2


     Condensed Consolidated Statements of Income
     Three Periods Ended March 27, 1994 and
     March 28, 1993                                                      3


     Condensed Consolidated Statements of Cash Flows
     Three Periods Ended March 27, 1994
     and March 28, 1993                                                  4

     Notes to Condensed Consolidated
     Financial Statements                                                5


     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6


   Part II. Other Information                                            7

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 27, 1994          Commission file number 0-783l
          (3 Accounting Periods)

                      Condensed Consolidated Balance Sheets
                      March 27, 1994 and December 31, 1993
                             (Dollars in thousands)

   ASSETS                                          3/27/94     12/31/93
                                                 (Unaudited)    (Note)
   Current Assets:
     Cash                                        $ 13,990      $ 12,794
     Short-term investments                        53,176        50,166
     Receivables                                   80,548        76,564
     Inventories:
       Paper and supplies                          16,221        16,995
       Work in process                              7,385         5,538
       Finished goods                               3,577         3,410
                                                 --------      --------
                                                   27,183        25,943
     Prepaid expenses                              19,774        21,122
                                                 --------      --------
           Total current assets                   194,671       186,589
   Property and equipment, less accumulated
   depreciation of $250,490 and $240,730          193,952       189,146
   Deferred charges and other assets               39,281        39,534
   Goodwill                                        27,896        22,160
                                                 --------      --------
           Total Assets                          $455,800      $437,429
                                                 ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                            $ 25,793      $ 24,184
     Taxes on income                                5,817            58
     Accrued liabilities                           54,546        47,795
     Current portion of long-term obligations       3,735         3,543
                                                 --------      --------
           Total current liabilities               89,891        75,580

     Long-term obligations                          3,996         3,679
     Other liabilities and deferred credits        10,718        10,723
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                 3,600         3,600
       Retained earnings                          359,278       355,879
       Treasury stock, at cost                    (11,683)      (12,032)
                                                 --------      --------
           Total stockholders' equity             351,195       347,447
                                                 --------      --------
           Total liabilities and
             stockholders' equity                $455,800      $437,429
                                                 ========      ========


   Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all the information and foot notes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended    March 27, 1994          Commission file number 0-7831
                   (3 Accounting Periods)

                   Condensed Consolidated Statement of Income
            (Dollars in thousands except share and per share amounts)

                                                      Three Periods Ended
                                                     3/27/94       3/28/93
                                                  (Unaudited)    (Unaudited)

   Net Sales                                      $  138,416      $  127,189
                                                  ----------      ----------
   Operating costs and expenses:
      Cost of sales                                   84,876          78,413
      Selling and administrative expenses             37,749          32,588
                                                  ----------      ----------
                                                     122,625         111,001
                                                  ----------      ----------
   Operating Earnings                                 15,791          16,188

   Dividend and interest income                          386             463
   Interest expense                                      (41)             (7)
                                                  ----------      ----------
   Earnings before income taxes                       16,136          16,644

   Provision for income taxes                          6,474           6,632
                                                  ----------      ----------
   Net income                                     $    9,662      $   10,012
                                                  ==========      ==========
   Weighted average number of common shares
      outstanding                                 14,040,546      14,003,955
                                                  ==========      ==========

   Earnings per share                             $     0.69      $     0.71
                                                  ==========      ==========

   Cash dividend per share                        $     0.45      $     0.45
                                                  ==========      ==========






     See accompanying notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 27, 1994          Commission file number 0-7831
             (3 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                     Three Periods Ended
                                                   3/27/94          3/28/93
                                                  (Unaudited)    (Unaudited)

   Cash flow from operating activities:
   Net earnings                                   $ 9,662        $ 10,012
   Adjustments to net earnings for
     Non-cash items:
     Depreciation and amortization                  9,515           8,721
     (Increase) decrease in accounts receivable      (466)           (341)
     (Increase) decrease in inventories              (951)         (1,045)
     Increase (decrease) in accounts payable          483          (1,890)
     Other current assets and liabilities          10,267          10,240
                                                  -------        --------
     Net cash provided by operating activities     28,510          25,697
                                                  -------        --------
   Cash flow from investing activities:
   Property and equipment expenditures            (11,004)         (6,627)
   Assets of business acquired                     (6,903)           (947)
   Net (increase) decrease in short-term
    investments                                    (3,010)           (430)
                                                  -------        --------
     Net cash used for investing activities       (20,917)         (8,004)
                                                  -------        --------
   Cash flow from financing activities:
   Purchase of treasury stock                         ---          (2,575)
   Reduction in long-term obligations                (459)           (542)
   Sale and distribution of treasury stock            382             358
   Cash dividends                                  (6,320)         (6,277)
                                                  -------        --------
     Net cash used for financing activities        (6,397)         (9,036)
                                                  -------        --------
     Net increase (decrease) in cash                1,196           8,657

   Cash:
     Beginning of year                             12,794          10,987
                                                  -------        --------
     End of year                                  $13,990         $19,644
                                                  -------        --------

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended March 27, 1994          Commission file number 0-7831
             (3 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 27, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1993.

   2. The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statement at the end of the third accounting period (its first quarter) and at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended March 27, 1994          Commission file number 0-7831
             (3 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


          Operating results for the first quarter of 1994 show revenue at $138,416,000, up 8.8% over a year ago. However, net earnings are down 3.5% to $9,662,000 due to lower operating margins at Perry Printing Corp.'s Web Division and at Imperial Printing Co. (IPC).

          At Journal/Sentinel Inc., revenue is ahead of last year by $2.8 million with the majority of the increase coming from classified advertising, which is up 11.3%. Journal/Sentinel operating earnings are up 16.3%.

          At WTMJ Inc., revenue rose $1.2 million, primarily from the Milwaukee and Las Vegas television stations. KQRC-FM in Kansas City also has increased revenue. WTMJ-AM has increased sports revenue, but spot revenue is behind budget and earnings are down due to increased sports expenses related to the Packers post-season play and the Wisconsin Badgers trip to a Rose Bowl victory. WSYM-TV's earnings improved, although revenue is lower. Revenue and earnings are down at WKTI-FM, while WSAU/WIFC in Wausau failed to improve earnings on flat revenue.

          Perry Printing shows a 4.4% increase in revenue. However, at the Web Division's Waterloo and Baraboo plants, operating earnings are off 49%, with decreased revenue, costs associated with the break-in of a new press at Baraboo and the loss of the Sullivan Marketing business. The Milwaukee plant reports a strong turnaround in earnings, while the Norway/Watertown operation continues to be ahead of last year in revenue and earnings. Label Products and Design in Green Bay has earnings significantly ahead of last year.

          MRC Telecommunications Inc. continues its growth in revenue, while operating earnings are 9% over the prior year. ADD Inc. revenue increased $1.5 million and earnings are up sharply. Operating earnings show a 40% increase in Ohio. IPC revenue and earnings are behind last year. Management is working on a program to control costs and increase profit margins. However, some of the increased costs are necessary to prepare IPC for its next wave of growth. PrimeNet DataSystems, which was acquired Jan. 11, 1994, contributed $1.9 million in revenue during the first quarter. PrimeNet is positioning itself through development of its proprietary software products for future growth.

          Working capital remained strong at $104.8 million, while total assets now are $456 million. During the quarter, dividends paid per share were $0.45. There are no significant variations in the Company's financial position during the first quarter of 1994. There are no major outstanding commitments other than normal operating costs for ongoing operations, which would require utilization of the company's capital resources.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended March 27, 1994          Commission file number 0-7831
             (3 Accounting Periods)


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three accounting periods ended March 27, 1994.



                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date May 5, 1994                     ROBERT A. KAHLOR
                                        Robert A. Kahlor,
                                        Chairman of the Board



   Date May 5, 1994                     PETER P. JARZEMBINSKI
                                        Peter P. Jarzembinski,
                                        Senior Vice President of Finance