Form 10-Q
period 1994-06-19
JOURNAL COMMUNICATIONS INC
filed 1994-08-03
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




   For Quarter Ending   June 19, 1994
                     (6 Accounting Periods)


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


   Number of share of Common Stock Outstanding - July 17, 1994     13,991,861

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended June 19, 1994                  Commission file number 0-7831
         (6 Accounting Periods)


                                      INDEX


                                                                      Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     June 19, 1994 and December 31, 1993                                 2

     Condensed Consolidated Statements of Income
     Six Periods Ended June 19, 1994
     and June 20, 1993                                                   3

     Consolidated Condensed Statements of Cash Flows
     Six Periods Ended June 19, 1994
     and June 20, 1993                                                   4

     Notes to Consolidated Condensed
     Financial Statements                                                5

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6


   Part II. Other Information                                            7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 19, 1994          Commission file number 0-783l
          (6 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                       June 19, 1994 and December 31, 1993
                             (Dollars in thousands)

   ASSETS                                           6/19/94      12/31/93
                                                  (Unaudited)     (Note)
   Current Assets:
     Cash                                         $ 15,954       $ 12,794
     Short-term investments                         39,537         50,166
     Receivables                                    80,461         76,564
     Inventories:
       Paper and supplies                           16,358         16,995
       Work in process                               7,205          5,538
       Finished goods                                3,394          3,410
                                                  --------       --------
                                                    26,957         25,943
     Prepaid expenses                               21,584         21,122
                                                  --------       --------
           Total current assets                    184,493        186,589
   Property and equipment, less accumulated
   depreciation of $252,086 and $240,730           198,817        189,146
   Deferred charges and other assets                38,233         39,534
   Goodwill                                         27,713         22,160
                                                  --------       --------
           Total Assets                           $449,256       $437,429
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 25,825       $ 24,184
     Taxes on income                                (2,147)            58
     Accrued liabilities                            55,226         47,795
     Current portion of long-term obligations        3,687          3,543
                                                  --------       --------
           Total current liabilities                82,591         75,580

     Long-term obligations                           2,906          3,679
     Other liabilities and deferred credits         10,723         10,723
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                  3,600          3,600
       Retained earnings                           362,954        355,879
       Treasury stock, at cost                     (13,518)       (12,032)
                                                  --------       --------
           Total stockholders' equity              353,036        347,447
                                                  --------       --------
           Total liabilities and
             stockholders' equity                 $449,256       $437,429
                                                  ========       ========


   Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all the information and foot notes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended    June 19, 1994          Commission file number 0-7831
          (6 Accounting Periods)

                                             Consolidated Condensed Statement of Income
                                      (Dollars in thousands except share and per share amounts)

                                   Three Periods Ended                 Six Periods Ended
                                     6/19/94     6/20/93              6/19/94       6/20/93
                                  (Unaudited)   (Unaudited)         (Unaudited)   (Unaudited)
   Net Sales                     $  137,907    $  125,186           $  276,323    $  252,375
                                 ----------    ----------           ----------    ----------
   Operating costs and
   expenses:
   Cost of sales                     83,808        76,902              168,684       155,315
    Selling and
     administrative expenses         37,806        33,750               75,555        66,338
                                 ----------    ----------           ----------    ----------
                                    121,614       110,652              244,239       221,653
                                 ----------    ----------           ----------    ----------
   Operating Earnings                16,293        14,534               32,084        30,722

   Dividend and interest
    income                              425           396                  811           859
   Interest expense                     (53)          (90)                 (94)          (97)
                                 ----------    ----------           ----------     ---------
   Earnings before income
    taxes                            16,665        14,840               32,801        31,484

   Provision for income
    taxes                             6,764         5,915               13,238        12,547
                                 ----------    ----------           ----------    ----------
   Net income                    $    9,901    $    8,925           $   19,563    $   18,937
                                 ==========    ==========           ==========    ==========
   Weighted average number
    of common shares
    outstanding                  13,991,861    13,960,076           14,016,490    13,982,400
                                 ==========    ==========           ==========    ==========

   Earnings per share            $    0.71     $     0.64           $     1.40    $     1.35
                                 =========     ==========           ==========    ==========

   Cash dividend per share       $    0.45     $     0.45           $     0.90    $     0.90
                                 =========     ==========           ==========    ==========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 19, 1994           Commission file number 0-7831
             (6 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                      Six Periods Ended
                                                    6/19/94        6/20/93
                                                  (Unaudited)    (Unaudited)

   Cash flow from operating activities:
   Net earnings                                      $19,563      $18,937
   Adjustments to net earnings for
     Non-cash items:
     Depreciation and amortization                    18,887       17,506
     (Increase) in accounts receivable                  (146)      (3,413)
     (Increase) in inventories                          (725)        (823)
     Increase (decrease) in accounts payable             704       (2,515)
     Increase (decrease) in other current
     assets and liabilities                              368       (3,060)
                                                     -------      -------
     Net cash provided by operating activities        38,651       26,632
                                                     -------      -------
   Cash flow from investing activities:
   Property and equipment expenditures               (23,267)     (13,981)
   Assets of business acquired                        (6,904)        (947)
   Net (increase) decrease in short-term
    investments                                       10,629        8,770
                                                     -------      -------
     Net cash used for investing activities          (19,542)      (6,158)
                                                     -------      -------
   Cash flow from financing activities:
   Purchase of treasury stock                         (1,834)      (2,575)
   (Increase) decrease in long-term
    obligations                                       (1,881)         379
   Sale and distribution of treasury stock               382          358
   Cash dividends                                    (12,616)     (12,559)
                                                     -------      -------

     Net cash used for financing activities          (15,949)     (14,397)
                                                     -------      -------
     Net increase (decrease) in cash                   3,160        6,077

   Cash:
     Beginning                                        12,794       10,987
                                                     -------      -------
     End                                             $15,954      $17,064
                                                     =======      =======


            See notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 19, 1994           Commission file number 0-7831
             (6 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six periods ended June 19, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1993.

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

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 19, 1994          Commission file number 0-7831
             (6 Accounting Periods)



              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


        For the six periods year-to-date, revenues total $276,323,000, up 9.5%, while net earnings are $19,563,000, up 3.3% from the prior year. Second quarter revenues and earnings also exceed last year's level with revenues of $137,907,000, up 10.2% and net earnings of $9,901,000, an increase of 10.9%.

        Year-to-date revenues at all companies exceed the prior year's results, led primarily by the strong performances of Journal/Sentinel Inc., ADD, Inc., and WTMJ, Inc. Similarly, for the second quarter, revenue performance is ahead of the 1993 pace for all companies except for Nordoc Software Services.

        Year-to-date, Journal/Sentinel Inc. revenue increased by 5.9%. With good cost containment, much of the revenue growth is reaching the bottom line, as operating earnings increased $3.3 million, or 18.5%. Continuing to lead the way in revenue growth is classified advertising, which is up 11.5%. Run-of-paper, general advertising and retail advertising also are above last year, although retail is not as strong as had been anticipated. ADD, Inc. continues on to a third straight record year as year-to-date sales are up $3,393,000 or 14.3% with operating earnings increasing $640,000.

        WTMJ, Inc. has year-to-date revenue up 8.6% to $26.6 million, and earnings up $617,000, or 13.4%, primarily due to the Milwaukee and Las Vegas television stations. WTMJ-AM continues to successfully reposition itself in the marketplace, but is behind last year in revenue and profitability.

        Although Perry Printing Corp. achieved revenue growth of 5.6%, operating earnings are down $1.8 million due to a 30% volume loss and operational problems with a new press, both at the Baraboo facility.
   Also, despite large revenue increases, the Norway and Watertown operations are experiencing capacity and efficiency problems, contributing to the poor earnings performance relative to the prior year. Imperial Printing Co. and Nordoc Software Services revenue growth is $2.6 million ahead of a year ago. However, operating earnings are behind last year due to start-up costs at the Fremont, CA print facility, tighter margins and reduced disk duplication volume.

        MRC Telecommunications, Inc. continues its growth pattern, with revenue and earnings up over a year ago. Year-to-date earnings are up $550,000, or 13.4%, on revenue that is up $657,000, or 4.4%.

        PrimeNet Data Systems has contributed $3,721,000 in revenue. However, PrimeNet is currently operating at a loss as it continues to position itself for future profitability.

        Working capital remains strong at $101.9 million with total assets being $449 million. During the quarter, dividends paid per share were $0.45, or $0.90 year-to-date. There were no significant variations in the Company's financial position during the second quarter of 1994. There are no major outstanding commitments other than normal operating costs for ongoing operations, which would require utilization of the Company's capital resources.

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 19, 1994           Commission file number 0-7831
             (6 Accounting Periods)

                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the six accounting periods ended June 19, 1994.



                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         JOURNAL COMMUNICATIONS, INC.
                                           Registrant



   Date  August 1, 1994                 ROBERT A. KAHLOR
                                        Robert A. Kahlor,
                                          Chairman of the Board



   Date  August 1, 1994                 PETER P. JARZEMBINSKI
                                        Peter P. Jarzembinski,
                                          Senior Vice President of Finance