Form 10-Q
period 1994-10-09
JOURNAL COMMUNICATIONS INC
filed 1994-11-23
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending   October 9, 1994
                     (10 Accounting Periods)


   Commission file number 0-783l



                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


             WISCONSIN                                    39-0382060
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 Journal Square, P.O. Box 661, 333 W. State St., Milwaukee, Wisconsin 53201
 (Address of principal executive offices)                          (Zip Code)


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


   Number of share of Common Stock Outstanding - October 9, 1994   14,051,871

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended October 9, 1994                Commission file number 0-7831
         (10 Accounting Periods)


                                      INDEX



                                                                       Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     October 9, 1994 and December 31, 1993                                  2

     Consolidated Condensed Statements of Income
     Ten Periods Ended October 9, 1994
     and October 10, 1993                                                   3

     Consolidated Condensed Statements of Cash Flows
     Ten Periods Ended October 9, 1994
     and October 10, 1993                                                   4

     Notes to Consolidated Condensed
     Financial Statements                                                   5

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                             6


   Part II. Other Information                                               7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 9, 1994        Commission file number 0-783l
          (10 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      October 9, 1994 and December 31, 1993
                             (Dollars in thousands)

   ASSETS                                           10/9/94      12/31/93
                                                  (Unaudited)     (Note)
   Current Assets:
     Cash                                         $ 15,003       $ 12,794
     Short-term investments                         35,954         50,166
     Receivables                                    94,015         76,564
     Inventories:
       Paper and supplies                           17,902         16,995
       Work in process                               9,430          5,538
       Finished goods                                5,498          3,410
                                                  --------       --------
                                                    32,830         25,943
     Prepaid expenses                               22,577         21,122
                                                  --------       --------
           Total current assets                    200,379        186,589

   Property and equipment, less accumulated
   depreciation of $254,754 and $240,730           198,893        189,146
   Deferred charges and other assets                44,469         39,534
   Goodwill                                         27,489         22,160
                                                  --------       --------
           Total Assets                           $471,230       $437,429
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 34,210       $ 24,184
     Taxes on income                                   448             58
     Accrued liabilities                            56,696         47,795
     Current portion of long-term obligations        3,000          3,543
                                                  --------       --------
           Total current liabilities                94,354         75,580

     Long-term obligations                           3,889          3,679
     Other liabilities and deferred credits         10,723         10,723
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                  3,600          3,600
       Retained earnings                           370,272        355,879
       Treasury stock, at cost                     (11,608)       (12,032)
                                                  --------       --------
           Total stockholders' equity              362,264        347,447
                                                  --------       --------
           Total liabilities and
             stockholders' equity                 $471,230       $437,429
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

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended    October 9, 1994         Commission file number 0-7831
          (10 Accounting Periods)

                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


                               Four Periods Ended        Ten Periods Ended
                               10/09/94   10/10/93     10/09/94     10/10/93
                             (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)


   Net Sales                 $  194,518   $  172,658  $  470,841   $  425,033
                             ----------   ----------  ----------   ----------
   Operating costs and
   expenses:
   Cost of sales                121,179      106,799     289,863      262,114
    Selling and
     administrative expenses     51,669       45,589     127,224      111,927
                             ----------   ----------  ----------   ----------
                                172,848      152,388     417,087      374,041
                             ----------   ----------  ----------   ----------
   Operating Earnings            21,670       20,270      53,754       50,992

   Dividend and interest
    income                          552          506       1,363        1,365
   Interest expense                 (68)         (58)       (162)        (155)
                             ----------   ----------  ----------    ---------
   Earnings before income
    taxes                        22,154       20,718      54,955       52,202
   Provision for income
    taxes                         8,898        8,378      22,136       20,925
                             ----------   ----------  ----------   ----------
   Net income                $   13,256   $   12,340  $   32,819   $   31,277
                             ==========   ==========  ==========   ==========
   Weighted average number
    of common shares
    outstanding              14,006,869   13,960,096  14,012,669   13,973,573
                             ==========   ==========  ==========   ==========

   Earnings per share        $    0.94    $     0.89  $     2.34   $     2.24
                             =========    ==========  ==========   ==========

   Cash dividend per share   $    0.45    $     0.45  $     1.35   $     1.35
                             =========    ==========  ==========   ==========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 9, 1994      Commission file number 0-7831
             (10 Accounting Periods)

                 Consolidated Condensed Statement of Cash Flows
                             (Dollars in thousands)

                                                  Ten Periods Ended
                                               10/09/94          10/10/93
                                              (Unaudited)       (Unaudited)

   Cash flow from operating activities:
   Net earnings                                 $32,819          $31,277
   Adjustments to net earnings for
     Non-cash items:
     Depreciation and amortization               31,475           28,444
     (Increase) in accounts receivable          (13,269)         (12,956)
     (Increase) in inventories                   (6,443)          (2,819)
     Increase (decrease) in accounts payable      8,064            2,525
     Increase (decrease) in other current
     assets and liabilities                        (931)          (3,569)
                                                -------          -------
     Net cash provided by operating
       activities                                51,715           42,902
                                                -------          -------
   Cash flow from investing activities:
   Property and equipment expenditures          (31,083)         (24,974)
   Assets of business acquired                  (12,488)          (1,538)
   Assets of business disposed                       32               --
   Net (increase) decrease in short-term
    investments                                  14,212           10,021
                                                -------          -------
     Net cash used for investing activities     (29,327)         (16,491)
                                                -------          -------
   Cash flow from financing activities:
   Purchase of treasury stock                    (1,834)          (2,575)
   (Increase) decrease in long-term
    obligations                                  (1,898)           2,091
   Sale and distribution of treasury stock        2,493              361
   Cash dividends                               (18,940)         (18,841)
                                                -------          -------
     Net cash used for financing activities     (20,179)         (18,964)
                                                -------          -------
     Net increase (decrease) in cash              2,209            7,447

   Cash:
     Beginning                                   12,794           10,987
                                                -------          -------
     End                                        $15,003          $18,434
                                                =======          =======


            See notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended October 9, 1994            Commission file number 0-7831
             (10 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ten periods ended October 9, 1994, are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1993.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 9, 1994            Commission file number 0-7831
             (10 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

   Third quarter revenues were $194,518,000, an increase of 12.7% over 1993. However, expenses also were up, and as a result, net earnings were $13,256,000, up 7.4% over the prior year.

   For the 10 periods year-to-date, revenues total $470,841,000, up 10.8%. Year-to-date, net earnings were $32,819,000, up 4.9%. We expect business to pick up in the fourth quarter with the strengthening retail market for our publishing and broadcasting operations, and new customers in our printing businesses.

   During the third quarter, Journal/Sentinel Inc. revenue was up almost $5
   million over the previous year.   Operating earnings were up 14.7%.  The
   revenue increase is a result of a 15% growth in classified advertising over a year ago, while retail sales were up 7%.

   Third quarter sales at WTMJ Inc. were up $3,101,000, or 19.5%. Third quarter 1994 earnings were up $2,226,000. Increases were particularly strong at WTMJ-AM with its broadcasts of the Green Bay Packers, and at our ABC affiliate in Las Vegas, Nev., KTNV-TV. Political revenue at KTNV was more than six times the quarterly budget, and spot revenue was up 21% over last year.

   At Perry Printing Corp. revenue for the quarter was up 11.5%, and earnings were up $926,000. Operating earnings at Waterloo are ahead of both budget and last year. However, Baraboo has a year-to-date loss due to the loss of the newspaper free standing insert volume from Sullivan Marketing and the continued difficulty of getting the new M-3000 press operational.

   NorthStar Print Group Inc. had sales up $1,206,000, but earnings dropped. The Norway/Watertown operation is struggling with a change from foil to metalized paper for beer labels. Both Milwaukee and Label Products & Design are having a good year, with earnings ahead of budget and a year ago.

   ADD Inc. continues its record-setting pace, with sales for the quarter up $3,702,000 over a year ago, and earnings up $1,086,000. The Wisconsin operations are making their budget target, and the Ohio operations are exceeding theirs. The Carrier Pigeon is continuing a successful turnaround, and Trumbull Printing has been very successful in attracting new business.

   MRC Telecommunications Inc. had quarterly sales up 9.8%, with earnings up 9.7%, which is below budget but ahead of last year.

   IPC Software/Publishing Services had a sales increase of $1,509,000, but earnings dropped $1,472,000. The start-up of a printing operation at the Fremont, Calif., plant has had a negative impact on earnings. Nordoc Software Services in France was behind the earnings budget for the quarter, but improved during the 10th period.

   PrimeNet DataSystems contributed $5,949,000 in revenue during the first 10 periods of the year. PrimeNet has been operating at a loss, but is now beginning to market its proprietary software products.

   Working capital remains strong at $106 million, while total assets now exceed $471 million. Total stockholders equity is $362.3 million. During the quarter, dividends paid per share were $.45 or $1.35 year-to-date. There were no significant charges in the Company's financial position during the third quarter of 1994. There are no major outstanding commitments other than for normal operations that would require utilization of the Company's capital resources.

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended October 9, 1994            Commission file number 0-7831
             (10 Accounting Periods)


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              27      Financial Data Schedule

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the ten accounting periods ended October 9, 1994.



                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             JOURNAL COMMUNICATIONS, INC.
                             Registrant



   Date  11/22/94            ROBERT A. KAHLOR
                             Robert A. Kahlor, Chairman of the Board



   Date  11/22/94            PETER P. JARZEMBINSKI
                             Peter P. Jarzembinski, Senior Vice President of Finance

                                  EXHIBIT INDEX


   Exhibit No.              Description

     27                  Financial Data Schedule