Form 10-K405
JOURNAL COMMUNICATIONS INC
filed 1995-03-31
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1994

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 9, 1995.

        Class                              Outstanding at March 9, 1995

   Common stock, par value $.25                          14,115,831

                                     PART I
                               ITEM 1.   BUSINESS

   The Registrant is a diversified communications and media company. Its 1994 revenues, broken down by business segments, are as follows: publishing - 42.2%; commercial printing - 40.9%; broadcast - 10.0%, telecommunications - 5.7% and direct marketing - 1.2%. In addition to the information provided below, see Item 6, "Selected Financial Data," Item 7, "Management Discussion and Analysis" and Item 8, "Consolidated Financial Statements and Supplementary Data."

   Publishing

   Journal/Sentinel Inc., a wholly-owned subsidiary of the Registrant, publishes the two major daily newspapers in the Milwaukee, Wisconsin, market. It has published the evening Milwaukee Journal (The Journal) since 1882, the Sunday edition of The Journal since 1911, and the morning Milwaukee Sentinel (the Sentinel) since it was acquired in 1962. Average paid circulation for the twelve months ended March 31, 1994, for the last five years, as audited by the Audit Bureau of Circulation, was:

                       1994      1993      1992     1991    1990

      Journal        228,454   238,351   240,566  260,480  275,957
      Sentinel       173,019   171,271   166,085  172,772  176,097
      Sunday Journal 492,425   490,077   490,361  497,777  503,994

   Advertising volume in column inches and units for the Company's Milwaukee newspapers for the last five calendar years was:

                                 (in thousands)
                        1994      1993      1992     1991     1990
      Column Inches
        Full Run     2,666.0   2,657.6   2,619.0  2,526.8  2,866.6
        Part Run       213.4     260.9     181.3    195.5    205.3

      Units
       Preprint          2.4       1.9       1.6      1.5      1.5

   There are 101 other newspapers and shoppers published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 101 publications, 39 are paid subscription and 62 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, labor, religious, ethnic, foreign language or other special interest newspapers.

   One other daily newspaper, The Freeman, is published in Waukesha and is circulated in portions of Waukesha County. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Madison Capitol-Times, Wisconsin State Journal and New York Times are sold in the Milwaukee market. Journal/Sentinel Inc.'s newspapers also compete for advertising revenue or support with four (4) network-affiliated commercial television stations, six (6) independent television stations, two (2) of which are low power television stations, two public television stations and 35 AM and FM radio stations located in the four-county market, several cable television companies and some direct mail services. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

   Journal/Sentinel Inc.'s newspapers have separate news reporting and editorial staffs and separate news offices in Madison, West Bend, Port Washington and Waukesha, Wisconsin. The Milwaukee Journal also has a news office in Washington, D.C. The Milwaukee Sentinel also has a news office in Stevens Point, Wisconsin. Both newspapers subscribe to the Associated Press and Washington Post-Los Angeles Times news services. In addition, The Milwaukee Journal subscribes to the New York Times and Scripps Howard News Services; the Milwaukee Sentinel subscribes to the Knight-Ridder News Service and Gannett News Service.

   During 1994, newsprint consumption at the Milwaukee newspapers was higher than the prior year. Newsprint is purchased from four Canadian and two American suppliers. Supplies for 1995 are considered sufficient but newsprint costs are increasing significantly.

   Registrant also publishes, through other subsidiaries, eight (8) weekly newspapers in southwestern Connecticut, seven (7) weekly newspapers and one (1) monthly controlled-circulation business publication in Wisconsin, three (3) weekly newspapers and one (1) daily newspaper in Florida, forty-five (45) shopper publications, with twenty-three (23) in Wisconsin, seventeen (17) in Ohio, two (2) in Florida, two (2) in Pennsylvania, two
   (2) in Vermont, one (1) in Georgia and one (1) in New York; three (3) paid auto publications, two (2) in Louisiana and one (1) in Wisconsin;
   one (1) paid boating publication in Louisiana; three (3) free auto publications in Ohio; seven (7) monthly real estate publications and four
   (4) senior citizens' publications in Ohio published six (6) times per year; and one (1) nationwide used car database.

   In January 1995, Journal/Sentinel Inc. announced the merger of The Milwaukee Journal and the Milwaukee Sentinel into one newspaper to be called the Milwaukee Journal Sentinel. Distribution of the Milwaukee Journal Sentinel will begin April 2, 1995. This merger will result in a work force reduction. The Company estimates that severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel will result in a pre-tax charge of $15 million to $17 million.

   Commercial Printing

   In June 1994, the former Perry Printing Corporation, a wholly-owned subsidiary of Journal Communications, Inc., changed its name to NorthStar Print Group, Inc. (NorthStar). NorthStar created a new subsidiary called Perry Printing Corporation and contributed to Perry Printing Corporation substantially all assets and liabilities of the Web Division of the former Perry Printing Corporation. The Web Division operates in the long-run heatset web offset printing business of trade magazines, catalogs and free-standing newspaper inserts with plants in Waterloo and Baraboo, Wisconsin. Ownership of the Packaging and Promotion Division of the former Perry Printing Corporation, which operates in the sheetfed label and advertising printing business, was retained by NorthStar. Ownership of the real propery used by the Web Division was retained by NorthStar.

   The principal raw materials for NorthStar and Perry are paper and ink. Presently, paper markets, for the grades consumed by the companies, are operating at capacity and management believes that paper availability at reasonable prices is a concern for 1995. The inks utilized by the companies are available in abundant supply from a number of suppliers. Perry Printing competes with the top 12 domestic and foreign-owned printing companies.

   In January 1995, Journal Communications, Inc. announced the pending sale of the business and substantially all of the assets of Perry Printing Corporation. This sale is contingent upon certain events, including the buyer obtaining acceptable financing. Upon closing this sale, which is scheduled for late April 1995, the Company anticipates a gain exceeding the costs to be incurred in the merger of the two newspapers.

   Imperial Printing Company, a wholly-owned subsidiary acquired on October 6, 1992, specializes in the production of short to medium runs (1,000 to 50,000 copies) of medical and technical journals for various trade associations, documentation manuals for hardware and software manufacturers and the duplication of CD-ROM's, floppy disks and computer tapes. Imperial is based in St. Joseph, Michigan, and has additional operations in Fremont, San Jose and Irvine, California, Lille, France and Amsterdam, Netherlands. No supply restrictions are anticipated in 1995 for the raw materials Imperial utilizes.

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

   Registrant's three (3) Milwaukee broadcast operations consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes nine (9) other commercial television stations, including two (2) low power television stations, two (2) noncommercial stations, thirty-three (33) other radio stations, several cable television companies, eight (8) daily newspapers (including two owned by Registrant), and numerous weekly newspapers.

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

   In January 1995, WTMJ, Inc. purchased KEZO AM/FM and KKCD-FM, Omaha,
   Nebraska.

   Telecommunications

   MRC Telecommunications, Inc. (MRC), a wholly-owned subsidiary, provides telecommunications services. Its services include terrestrial and satellite transmission of broadcast-quality video signals. In addition, MRC offers state-of-the-art, bulk, network transmission, including SONET and bandwidth-on-demand, to other common carriers. NorLight, Inc., MRC's business-to-business brand, markets advanced data circuits, frame relay, and switched voice services including domestic, international and calling card services, to medium and large businesses in Wisconsin, Michigan, Minnesota and Illinois where NorLight is authorized by the public service commissions to offer services. NorLight, Inc., is a wholly-owned subsidiary of MRC. In mid-1994, NorLight purchased two long distance telephone companies, Telephone Associates Long Distance, Inc. (TALD), and Bemidji Long Distance, Inc. (BLD). Both TALD and BLD are switch-based resellers with residential and business long distance voice customers in Minnesota, Michigan and Wisconsin.

   MRC Telecommunications, Inc., is a co-founding member of UniSPAN, a national and international consortium of other regional carriers that provide frame relay services.

   Direct Marketing

   PrimeNet Marketing, Inc., a wholly-owned subsidiary acquired January 11, 1994, is engaged in the business of providing personalized database marketing services to merchandisers and manufacturers, which services include the design and development of database systems; the creation, maintenance and enhancement of data files; the development of personalized communications for the purpose of executing specific promotions; mail processing; receiving orders and/or requests through its 1-800 Response Center; and fulfilling such orders and requests.

   Employees

   The Registrant and its subsidiaries, as of December 31, 1994, had approximately 5,500 full-time and 2,300 part-time employees.

   Financial Information About Industry Segments

   Financial information about Registrant's industry segments is presented in
   Note 8 to the Consolidated Financial Statements appearing on pages 23 and 24 of this report.

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

   Subsidiary               Location           How Held      Square Footage
   Journal/Sentinel
    Inc.

    (Publishing)
   Offices/Plant            Milwaukee, WI      Owned             464,000

   Garage                   Milwaukee, WI      Owned              67,500

   Distribution
    Center                  Milwaukee, WI      Leased             46,000

   ADD, Inc.
    (Publishing)

   Office/Plant             WI, OH, GA, FL     Owned or          233,900
                            VT, NY, PA, LA     Leased

   Buyers' Guide,
    Inc.
    (Publishing)
   Office                   CT                 Leased              5,600

   Auto Mart, Inc.
    (Publishing)
   Office                   Ohio               Leased              4,300

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

   NorthStar Print
    Group, Inc.
    (Commercial Printing)
   Office/Plant             Brown Deer, WI     Owned             127,300
   Office/Plant             Norway, MI         Owned             101,700
   Office/Plant             Watertown, WI      Owned             201,700

   Label Products &
    Design Inc.
    (Commercial Printing)
   Office and Plant         Green Bay, WI      Owned              40,000

   Perry Printing Corp.
    (Commercial Printing)
   Office/Plant
    and Warehouse           Waterloo, WI       Owned             458,700
   Perry/Baraboo
   Office/Plant             Baraboo, WI        Owned             313,800

   Trumbull Printing,
    Inc.
    (Commercial Printing)
   Office/Plant             Trumbull, CT       Owned              51,600

   Imperial Printing
    Company
    (Commercial Printing)
   Office/Plant/Warehouse   St. Joseph, MI     Leased            303,500
   Office/Plant             Fremont, CA        Leased             98,700
   Office/Plant             Irvine, CA         Leased             49,000
   Office/Plant             San Jose, CA       Leased             83,000

   MRC Telecommunica-
    tions, Inc.
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
   NorLight, Inc.
    (Fiber optics &
    Microwave transmission
    services)
   Office                   Minneapolis, MN    Leased              1,300

   TALD/Bemidji             Duluth, MN         Leased              5,200
                            Bemidji, MN

   Nordoc Software
    Services
    (Commercial Printing)
   Office/Plant             Roncq, France      Leased             80,700

   Nordoc Europe B.V.
    (Commercial Printing)
   Office/Plant             Amsterdam,         Leased             11,500
                            Netherlands

   PrimeNet Marketing,
    Inc.
    (Data Base Management)
   Office/Plant             Bloomington, MN    Leased             79,500


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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.

                   ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

   The executive officers of Registrant, as of March 1995, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 6, 1995, are:

      Name                 Age   Office                    Held Since
   Robert A. Kahlor        61    Chairman of the
                                  Board/CEO                September 4, 1992
   Steven J. Smith         44    President                 September 4, 1992
   Thomas M. Karavakis     64    Senior Vice President     June 2, 1987
   Peter P. Jarzembinski   42    Senior Vice President/CFO December 1, 1992
   Douglas G. Kiel         46    Senior Vice President     June 2, 1992
   Craig A. Hutchison      43    Senior Vice President     June 5, 1990
   Robert M. Dye           47    Vice President            June 5, 1990
   Gregory H. Forbes       45    Vice President            June 8, 1993
   James C. Currow         51    Vice President            June 8, 1993
   Paul M. Bonaiuto        44    Vice President            June 8, 1993
   Stephen O. Huhta        39    Vice President            June 8, 1993
   Ronald G. Kurtis        47    Vice President            June 8, 1993
   Nancy B. Carey          45    Vice President            December 7, 1993
   William T. Lutzen       33    Vice President            June 7, 1994
   Paul E. Kritzer         52    Vice President            June 5, 1990
                                  & Secretary              September 1, 1992
   Christine A.
    Farnsworth             46    Assistant Secretary       June 8, 1993

   All of the executive officers of the Company except Messrs. Forbes, Currow, Bonaiuto and Ms. Carey have been employed by the Company in key management positions for more than five years.

                                     PART II
                  ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

   Registrant's common stock can be purchased only by full-time employees with two (2) years of service. As of March 9, 1995, the Journal Employes' Stock Trust owned of record 12,960,000 of the issued common stock shares or 90% of the issued common stock of the Registrant. The Trust issues units, each representing one share of the Registrant's stock, to eligible employees ("unitholders"). On March 9, 1995, 2,852 unitholders owned 11,715,431 units (representing 81.4% of Registrant's issued common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 1,244,569 units issued by the Trust were, on the above date, held by employee benefit trusts and by the Company as treasury stock.

   Prior to all meetings of shareholders of the Registrant, the Trustees are required to deliver to each active employee-unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her units.

   Unitholders may sell their units only to other employees designated by President of the Registrant. Whenever a unitholder ceases to be an employee, for any reason except retirement, he or she must offer his or her units for resale to active employees designated by the President of the Company. Employees who retire may retain a decreasing percentage of their units for 10 years after retirement. All units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and unitholders may transfer units to trusts for individuals and for charitable, educational or religious purposes. All units held by such trusts are likewise voted by the Trustees of the Stock Trust. As of March 9, 1995, retirees, an employee benefit trust, and other trusts held 4,443,367 units, representing 30.9% of the Registrant's issued common stock.

   All of the Trustees under the Journal Employes' Stock Trust Agreement are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the units they own individually.

   The Registrant's unit option price and dividend history for the past decade are presented in the following table:

                          Employee Stock Ownership Plan

             Option     Option    Option                         Return on
               Price      Price     Price      Cash      Total    January 1
      Year    Jan. 1    Dec. 31   Increase   Dividend    Yield   Option Price
     1985     17.65      18.54      .89      2.38(1)     3.27       18.5
     1986     18.54      20.94     2.40      1.25        3.65       19.7
     1987     20.94      23.71     2.77      1.38        4.15       19.8
     1988     23.71      26.65     2.94      1.50        4.44       18.7
     1989     26.65      29.66     3.01      1.70        4.71       17.7
     1990     29.66      31.48     1.82      1.70        3.52       11.9
     1991     31.48      32.60     1.12      1.80        2.92        9.3
     1992     32.60      33.60     1.00      1.80        2.80        8.6
     1993     33.60      34.64     1.04      1.80        2.84        8.5
     1994     34.64      35.40      .76      1.90(2)     2.66        7.7

   (1) Includes special dividend on sale of Teltron, Inc., a cable television subsidiary.
   (2)    Includes special dividend.

                        ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data of the Registrant is presented in the following table on page 9.

                                                       JOURNAL COMMUNICATIONS
                                                         10 YEARS IN REVIEW

                                     1994            1993            1992            1991             1990             1989
    EARNINGS AND DIVIDENDS
    (in thousands of dollars)
      Earnings before taxes        $73,267         $72,804         $67,831          $65,335          $66,913          $90,388
      Net earnings                  43,867          44,204          41,631           40,035           41,113           54,988
      Earnings for option
        price                       43,867          44,204          41,631           40,626           49,443           54,988
      Dividends                     26,699          25,156          25,244           25,358           24,192           24,374
      Earnings retained             17,168          19,048          16,387           14,677           16,921           30,614

    PER SHARE
      Net earnings                   $3.13           $3.16           $2.97            $2.84            $2.89            $3.83
      Earnings for option
        price                         3.13            3.16            2.97             2.88             3.47             3.83
      Dividends                       1.90            1.80            1.80             1.80             1.70             1.70
      Book value                     26.04           24.76           23.40            22.11            21.54            20.08
      Unit option price              35.40           34.64           33.60            32.60            31.48            29.66

    NET SALES
    (in thousands of dollars)
      Publications                $270,645        $250,298        $238,386         $232,756         $235,853         $232,371
      Printing                     259,478         226,548         175,643          167,371          173,660          174,837
      Broadcast                     63,445          54,850          52,891           52,088           56,456           54,087
      Telecommunications            35,974          32,411          31,256           15,398           12,414           11,429
      Direct Marketing               7,799              --              --               --               --               --
      Other                             --              --              --               --               --               --
      Eliminations                  (2,793)         (3,501)         (1,814)          (1,631)          (1,462)          (1,608)
                                   -------         -------         -------          -------          -------          -------
    Total net sales               $634,548        $560,606        $496,362         $465,982         $476,921         $471,116

    OPERATING EXPENSES
    (in thousands of dollars)
      Payroll                     $202,886<F5>    $180,267<F4>    $161,999<F3>     $147,452         $144,517         $137,685
      Materials and component
        services                   160,656         133,347         110,063          110,230          114,998          119,316
      Depreciation and
        amortization                39,260          38,102          33,669           32,066           28,498           27,332
      Other services               160,974         137,607         125,167          116,486          116,161          103,883
                                  --------        --------        --------         --------         --------         --------
    Total expenses                $563,776        $489,323        $430,898         $406,234         $404,174         $388,216

    INVESTED CAPITAL
    (in thousands of dollars)
      Property and equipment      $208,147        $199,375        $181,853         $177,128         $140,697         $132,435
      Net working capital          102,421         100,780          95,774           93,847          128,859          125,841
      Long-term obligations          3,040           3,679           2,332            1,958            1,700            1,903
      Stockholders' equity         367,429         347,447         328,230          311,772          306,793          288,036
      Total assets                 476,418         437,429         409,863          389,958          401,371          364,860
      Percent return on
        stockholders' equity         12.6%           13.5%           13.4%            13.1%            14.3%            21.1%
      Percent return on total
        assets                       10.0%           10.8%           10.7%            10.0%            11.3%            16.4%

                                                                                                 Average Annual
                                                                                                   Compound %
                                     1988            1987            1986            1985           Increase
    EARNINGS AND DIVIDENDS
    (in thousands of dollars)

      Earnings before taxes         $81,696        $74,914<F1>      $73,262        $68,218<F1>         0.80%
      Net earnings                   49,633         41,614<F1>       38,762         35,818<F1>         2.28%
      Earnings for option
        price                        51,745         41,944<F1>       38,762         35,926<F1>         2.24%
      Dividends                      21,496         19,576           17,783         15,384<F2>         6.32%
      Earnings retained              28,137         22,038           20,979         15,105             1.43%

    PER SHARE
      Net earnings                    $3.46          $2.93<F1>        $2.71          $2.51<F1>         2.48%
      Earnings for option
        price                          3.61           2.95<F1>         2.71           2.52<F1>         2.44%
      Dividends                        1.50           1.38             1.25           1.08<F2>         6.48%
      Book value                      18.14          16.27            14.02          12.86             8.16%
      Unit option price               26.65          23.71            20.94          18.54             7.45%

    NET SALES
    (in thousands of dollars)
      Publications                 $222,209       $200,873         $183,504       $176,553             4.86%
      Printing                      157,848        142,046          119,812        112,077             9.78%
      Broadcast                      52,744         48,339           45,194         39,217             5.49%
      Telecommunications             11,342         11,539            9,598          7,799            18.51%
      Direct Marketing                   --             --               --             --              N.A.
      Other                              --          1,986            3,343          3,665              N.A.
      Eliminations                     (940)          (767)            (635)          (607)             N.A.
                                    -------        -------          -------        -------           -------
    Total net sales                $443,203       $404,016         $360,816       $338,704             7.22%

    OPERATING EXPENSES
    (in thousands of dollars)
      Payroll                      $129,802       $123,119         $111,050       $102,249             7.91%
      Materials and component
        services                    111,846        100,285           85,664         81,883             7.78%
      Depreciation and
        amortization                 27,372         21,348           18,035         16,130            10.39%
      Other services                 96,559         87,161           78,042         75,170             8.83%
                                   --------       --------         --------       --------          --------
    Total expenses                 $365,579       $331,913         $292,791       $275,432             8.28%

    INVESTED CAPITAL
    (in thousands of dollars)
      Property and equipment       $128,273       $114,667         $106,333        $89,194             9.87%
      Net working capital           106,805         97,525           81,448         81,560             2.56%
      Long-term obligations           2,681          9,273            6,953          7,606               N/A
      Stockholders' equity          260,002        231,446          200,260        183,844             8.00%
      Total assets                  335,395        307,682          268,902        244,283             7.70%
      Percent return on
        stockholders' equity          21.4%          20.8%            21.1%          21.2%
      Percent return on total
        assets                        16.1%          15.5%            15.9%          15.9%

   <F1>  Does not include cummulative effect on prior years of change in accounting for deferred income taxes of $3,571,749 or
         $0.25 per share in 1987 or the gain on sale of Teltron Inc.
   <F2>  Does not include special distribution of $2.62 per share.
   <F3>  Includes full year of Norlight, IPC since Oct. 6.
   <F4>  Includes full year of IPC, and Nordoc Software Services since Feb 28.
   <F5>  Includes full year of PrimeNet DataSystems and TALD since July 20.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   Consolidated

   Operating revenue in 1994 was $634.5 million, a 13.2% increase over 1993 sales of $560.6 million. Operating revenue in 1992 was $496.4 million. In 1994, operating earnings were $70.8 million, a slight decrease from 1993 earnings of $71.3 million. In 1992, operating earnings were $65.5 million. During 1994, the improving economic conditions helped to increase revenues and operating profits for the publications, broadcast and telecommunications segments. Operating results, however, declined in the printing segment and showed a loss in the direct marketing segment.

   Publications

   The publications segment includes daily and weekly newspapers, shoppers and specialty publications.

   In 1994, revenue was $270.6 million, up 8.1% over 1993 and 13.5% better than 1992. In 1993 and 1992, revenues for this segment were $250.3 million and $238.4 million, respectively. Operating earnings in 1994 were $45.8 million, an impressive 10.4% increase over the prior year.
   Operating earnings for 1993 were $41.5 million, an increase of 1.6% over 1992 operating earnings of $40.8 million.

   Journal/Sentinel Inc. is the largest company in this publications segment. Revenue in 1994 increased by 6.5% to $209.5 million compared with $196.7 million in 1993. In 1994, operating earnings were up 14.1% from the prior year. The increase in operating earnings was the result of increased classified advertising revenue and lower newsprint cost. Newsprint costs will significantly increase in 1995. Operating earnings in 1993 were down from 1992. The major reason for the decline was the development of an alternate delivery system.

   Advertising revenue in 1994, 1993 and 1992 was $149.4 million, $138 million and $132.8 million, respectively. In 1994, classified revenue, fueled by increases in employment lineage, was up 14% over 1993. Retail advertising revenue was slightly ahead of 1993 figures. General advertising revenue increased by 21%, primarily as a result of increased volume. Pre-print revenues rose 2.2% compared to 1993. From 1992 to 1993, classified advertising revenue increased by 8%. Retail advertising revenue was approximately equal to the prior year, while general advertising declined by 13% during the 1992-93 period.

   In 1994, circulation revenue was $56.5 million, up 1.2% from 1993. In 1993, circulation revenue was $55.9 million, while in 1992 it was $55.4 million.

   ADD Inc. is the other operation in the publications segment. Its 1994 revenue was $61.1 million, a 14% increase over 1993 revenue of $53.6 million. In 1992, revenue was $47.7 million. Operating earnings in 1994 showed substantial growth over the prior year, increasing 21.4%. This resulted not only from a double-digit revenue increase, but also from a close monitoring of operating expenses. In 1994, revenue for the Wisconsin and Ohio operations increased by 19% and 15%, respectively, During 1994, the Vermont and Pennsylvania operations showed significant improvement in operating earnings over the previous year.

   Broadcast

   In 1994, revenue was $63.4 million, an increase of 15.7% over 1993 revenue of $54.9 million and 20% higher than 1992 revenue of $52.9 million. Operating earnings in 1994 increased significantly over 1993 and 1992.
   The 1994 increase was a result of strong gains in the automotive and retail advertising categories and increased revenue from political advertising.

   In 1994, the company's television stations accounted for 72% of the segment's revenue and 77% of its operating earnings. At the Milwaukee, Las Vegas and Lansing television stations, the operating earnings showed substantial growth over the prior year.

   Operating earnings in 1994 for the Milwaukee, Kansas City and Wausau radio stations were ahead of the 1993 operating results.

   Operating costs and expenses have been tightly controlled for the last three years.

   Printing

   Perry Printing Corporation was reorganized in June 1994, with its Packaging and Promotion Division incorporated as NorthStar Print Group, Inc., while the Web Printing Division continued as Perry Printing Corporation.

   In 1994, revenue for Perry Printing, which represents the long-run catalog and publications printing business, was $117 million, a 10.4% increase over the prior year's $105.9 million. In 1992, revenue was $107.3 million. Operating earnings for 1994 decreased by 14.3% over the prior year. Waterloo's operating earnings increased compared to 1993 results. The Baraboo operation, however, incurred a loss. This was the result of the loss of a major insert customer and inefficiencies associated with the start-up costs of a new press. In 1993, operating earnings increased 3.7% from 1992.

   The 1994 revenue for NorthStar Print Group, Inc. was $57.8 million, an 11.7% increase over the prior year's revenue of $51.8 million. In 1992, revenue was $45.8 million. NorthStar incurred an operating loss for 1994. In 1994, despite a revenue increase, the Norway/Watertown operation incurred an operating loss due to capacity limitations and efficiency problems. The Milwaukee and Green Bay operations showed significant growth in revenue and operating earnings for 1994.

   Imperial Printing Company's (IPC) 1994 revenue was $63.8 million, a 20.2% increase over 1993 revenue of $53.1 million. The 1994 operating earnings decreased by 26.7% compared to 1993 results. The start-up cost associated with the new printing facility in Fremont, California, was the primary reason for the decline in earnings. (1993 was the first full year of operation for IPC as a Journal Communications, Inc. subsidiary) Nordoc Software Services, located in France, showed a 10.2% revenue gain, but incurred an operating loss for the year.

   In 1994, revenue for Trumbull Printing Inc. was $11.3 million, a 45.2% increase compared with 1993 revenue of $7.8 million. Revenue in 1993 was up 5.7% over 1992 revenue. In 1994, operating earnings doubled the 1993 results.

   Telecommunications

   In the telecommunications segment, 1994 revenue increased by 11% to $36 million. This increase was a result of a substantial increase in the private line circuits sold and MRC Telecommunications, Inc.'s entrance into the switched voice services market. NorLight, Inc., purchased the business and substantially all the assets of Telephone Associates Long Distance, Inc. (TALD), and Bemidji Long Distance, Inc. (BLD) in mid-1994. TALD and BLD are "resellers" of long distance services. Operating earnings at MRC increased by 3.5% in 1994 compared to 1993 and 8.9% compared to 1992.

   Direct Marketing

   On January 11, 1994, Journal Communications Inc. purchased the stock of PrimeNet Marketing, Inc. (PrimeNet). PrimeNet specializes in proprietary software, customized customer database management, third party fulfillment and direct mail services. Revenue for 1994 was $7.8 million. PrimeNet incurred an operating loss for the year as a result of the delay in bringing its proprietary software to the marketplace.

   Income Taxes

   Income taxes were 40.1% of pre-tax earnings in 1994, 39.3% in 1993 and 38.6% in 1992. The percentage increase is a result of change in the blended state tax rate and foreign losses with no tax benefit. Permanent tax "differences" exist for goodwill amortization and the increase in cash surrender value of the company's life insurance investment pool.

   Net Earnings

   Net earnings for 1994 were $43.9 million or $3.13 per share, versus net earnings of $44.2 million, or $3.16 per share in 1993. In 1992, net earnings for the year were $41.6 million or $2.97 per share.

   Subsequent Events

   In January 1995, Journal/Sentinel Inc. announced the merger of The Milwaukee Journal and the Milwaukee Sentinel into one newspaper to be called the Milwaukee Journal Sentinel. Distribution of the Milwaukee Journal Sentinel will begin April 2, 1995. This merger will result in a work force reduction. The Company estimates that severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel will result in a pre-tax charge of $15 million to $17 million. On April 2, 1995, the name of the newspaper subsidiary will change to Journal Sentinel Inc. from Journal/Sentinel Inc.

   Also, during January 1995, Journal Communications, Inc., announced its exit from the long-run catalog and publication printing business with the pending sale of the business and substantially all of the assets of Perry Printing Corporation, which had sales of $117 million in 1994 and total assets of $87 million at December 31, 1994. This sale is contingent upon certain events, including the buyer obtaining acceptable financing. Upon closing this sale, which is scheduled for late April 1995, the Company anticipates a gain exceeding the costs to be incurred in the merger of the two newspapers.

   Other Income and Expenses

   Dividends and interest income of $1.7 million increased over the prior year's amount of $1.5 million. The 1994 increase was a result of the rise in short-term interest rates. In 1992, this amount was $2.5 million. The 1993 decrease over 1992 was a result of fewer dollars invested and significantly lower interest rates. Company investments in the short-term securities have decreased due to the use of funds for acquisitions and capital expenditures for property and equipment.

   Liquidity and Capital Resources

   Cash provided by operations, which is the company's major source of liquidity, totalled $69.7 million in 1994, $74.7 million in 1993 and $83.6 million in 1992.

   Principal uses of cash during this period were for property and equipment expenditures and acquisitions. Capital expenditures for property and equipment were $41.6 million, $46.6 million and $26.2 million in 1994, 1993 and 1992, respectively. In 1995, capital expenditures are expected to be considerably below the 1994 amount. The company has also remained active in acquiring other businesses. During 1994, the company made several acquisitions, expanding its telecommunications, shopper, direct marketing and printing operations. As described in the notes to the consolidated financial statements, the company purchased the assets of IPC in 1992.

   Cash used for financing activities was: 1994-$28.3 million; 1993-$28.5 million; and 1992-$28.3 million. Dividends paid during 1994 were $26.7 million or $1.90 per share. This compares with $25.2 million ($1.80 per share) in 1993 and $25.2 million ($1.80 per share) in 1992.

   Net working capital at the end of 1994 increased by $1.6 million to $102.4 million. Commitments for television programs not yet produced as of December 31, 1994, were $12.2 million. The company has traditionally not used debt as a source of funds. The company anticipates that amounts necessary for capital expenditures, dividends, work force reductions and other working capital requirements will continue to be available from internally generated funds.

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


                   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

   Index to Financial Statements:

                                                     Form 10-K
                                                     Page Number:

        Report of Independent Auditors                   15

        Consolidated Balance Sheets at December
           31, 1994, 1993 and 1992                       16

        For each of the three years in the period
           ended December 31, 1994:
             --Consolidated Statements of Earnings
                and Retained Earnings                    17
             --Consolidated Statements of Cash Flows     18

        Notes to Consolidated Financial Statements      19-24

   Report of Ernst & Young LLP, Independent Auditors



   The Board of Directors and Stockholders
   Journal Communications Inc.


        We have audited the accompanying consolidated balance sheets of Journal Communications Inc. as of December 31, 1994, 1993, and 1992, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications Inc. at December 31, 1994, 1993, and 1992, and its consolidated results of operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                              ERNST & YOUNG, LLP


   Milwaukee, Wisconsin
   February 10, 1995

                           JOURNAL COMMUNICATIONS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                December 31
        ASSETS                         1994          1993           1992
   Current assets:
     Cash                          $ 13,111,281   $ 12,794,479  $ 10,987,033
     Short-term invest-
        ments (Note 1)               38,964,215     50,166,016    53,953,462
     Receivables                    100,237,579     76,563,404    66,554,692
     Inventories:
       Paper and supplies            20,783,847     16,994,981    15,686,927
       Work in process                7,133,774      5,538,114     5,397,614
       Finished goods                 5,365,754      3,410,379     2,302,497
                                    -----------    -----------   -----------
         Total inventories           33,283,375     25,943,474    23,387,038
     Prepaid expenses                12,148,919     10,892,965    10,933,725
                                    -----------    -----------   -----------
         Total current assets       197,745,369    176,360,338   165,815,950

   Property and equipment,
    at cost:
     Land and land
        improvements                 11,662,835     11,306,421     9,483,943
     Buildings                       62,268,323     60,580,129    57,226,313
     Equipment                      392,723,282    368,218,666   329,801,757
                                    -----------    -----------   -----------
                                    466,654,440    440,105,223   396,512,013
     Less accumulated
        depreciation                258,506,965    240,730,353   214,659,191
                                    -----------    -----------   -----------
         Net property and
          equipment                 208,147,475    199,374,870   181,852,822
   Corporate life insurance
    investment pool                  14,208,090     12,197,777    10,280,750
   Other assets (Note 1)             27,453,149     27,335,976    29,292,884
   Goodwill (Note 1)                 28,864,047     22,160,252    22,620,282
                                    -----------    -----------   -----------
                                   $476,418,130   $437,429,213 $ 409,862,688
                                    ===========    ===========   ===========
   LIABILITIES AND
    STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable              $ 38,228,173   $ 24,184,202 $  24,396,813
     Taxes on income                    132,678         58,147     2,101,058
     Accrued compensation            22,677,770     18,773,167    15,418,542
     Customer service deposits       11,823,750     11,691,953    10,874,082
     Accrued employee benefits
        (Note 2)                     13,226,647     11,528,998     7,006,467
     Other current
        liabilities                   6,034,107      5,800,228     8,806,726
     Current portion of
        long-term obligations         3,201,437      3,543,434     1,438,193
                                     ----------     ----------    ----------
        Total current
         liabilities                 95,324,562     75,580,129    70,041,881

   Long-term obligations
    (Note 5)                          3,039,653      3,678,611     2,331,842
   Deferred income taxes
    (Note 3)                         10,625,000     10,723,000     9,259,000

   Stockholders' equity (Note 6):
     Common stock, $.25 par value;
       authorized and issued
       14,400,000 shares              3,600,000      3,600,000     3,600,000
     Retained earnings              373,625,977    355,878,873   336,553,427
     Treasury stock, at
       cost (Note 6)                 (9,797,062)   (12,031,400)  (11,923,462)
         Total stockholders'
          equity                    367,428,915    347,447,473   328,229,965
                                   ------------   ------------  ------------
                                   $476,418,130   $437,429,213  $409,862,688
                                   ============   ============  ============

                             See accompanying notes

                           JOURNAL COMMUNICATIONS INC.
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                                           Years ended December 31
                                        1994           1993         1992
   Earnings:
     Operating revenue:
       Publications:
         Advertising               $198,214,122   $182,536,690  $173,323,869
         Circulation                 57,951,504     57,272,146    56,510,619
         Other                       14,479,480     10,488,361     8,550,965
       Broadcast                     63,444,709     54,850,495    52,891,332
       Printing                     259,478,506    226,547,901   175,642,714
       Telecommunications            35,973,931     32,411,290    31,256,362
       Direct Marketing               7,799,072          --            --
       Eliminations                  (2,793,364)    (3,501,062)   (1,813,650)
                                    -----------   ------------   -----------
                                   $634,547,960   $560,605,821  $496,362,211

     Operating costs and
        expenses:

       Cost of sales                392,725,551    342,809,366   301,583,400
       Selling and administrative
        expenses                    171,050,305    146,513,746   129,314,942
                                   ------------   ------------  ------------
                                    563,775,856    489,323,112   430,898,342
                                    -----------    -----------   -----------
     Operating earnings              70,772,104     71,282,709    65,463,869

     Other income(deductions):
       Dividends and interest
         - net                        1,717,757      1,521,453     2,549,614
       Gain (Loss) on sale
        of assets                       777,284            (44)     (182,036)
                                    -----------      ---------     ---------
                                      2,495,041      1,521,409     2,367,578
                                    -----------      ---------     ---------
     Earnings before
        income taxes                 73,267,145     72,804,118    67,831,447
     Provision for income
        taxes (Note 3)               29,400,000     28,600,000    26,200,000
                                    -----------    -----------   -----------
     Net earnings (per share,
        1994 $3.13, 1993 $3.16,
        1992 $2.97) (Note 1)       $ 43,867,145   $ 44,204,118  $ 41,631,447
                                   ============   ============  ============

   Retained earnings:
     Balance at beginning
        of year                    $355,878,873   $336,553,427  $320,163,437

     Net earnings                    43,867,145     44,204,118    41,631,447
     Cash dividends (per
        share, 1994 $1.90,
        1993 $1.80, 1992
        $1.80)                      (26,699,455)   (25,156,340)  (25,243,614)

     Treasury stock
        transactions (Note 6)           416,530        365,145         2,157

     Currency translation
        adjustment                      162,884        (87,477)           --
                                    -----------    -----------   -----------

     Balance at end of year        $373,625,977   $355,878,873  $336,553,427
                                    ===========    ===========   ===========


                             See accompanying notes

                           JOURNAL COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years ended December 31
                                                 1994          1993          1992
   Cash flow from operating activities:
     Net earnings                            $43,867,145    $44,204,118   $41,631,447
     Adjustments to net earnings
       for non-cash items:
        Depreciation and amortization         39,259,847     38,101,604    33,669,136
        Deferred income taxes                   (200,000)      (700,000)     (300,000)
        Net loss from sales of assets           (777,284)            44       182,036
        Change in:
          Receivables                        (22,026,941)   (10,238,101)    4,646,768
      Inventories                             (7,046,339)    (2,541,964)    2,045,264
      Accounts payable                        12,518,663       (250,735)    1,012,400
      Other current assets
        and liabilities                        4,094,596      6,106,869       762,540
                                             ----------     -----------    ----------
       Net cash provided by operating
           activities                         69,689,687     74,681,835    83,649,591
                                             -----------    -----------    ----------
   Cash flow from investing activities:
     Proceeds from sales of assets             3,698,133        773,593       883,418
     Property and equipment expenditures     (41,629,825)   (46,555,743)  (26,210,819)
     Net (increase) decrease in
       short-term investments                 11,201,801      3,787,446    (5,166,867)
     Assets of businesses acquired           (12,697,391)    (1,572,769)  (31,088,347)
     Other - net                              (1,688,639)      (840,657)   (1,532,613)
                                             -----------    -----------    ----------
       Net cash used for investing
           activities                        (41,115,921)   (44,408,130)  (63,115,228)
                                             -----------    -----------    ----------
   Cash flow from financing activities:
     Reduction in long-term obligations       (4,208,377)    (3,567,126)   (3,156,800)
     Purchase of treasury stock               (1,834,240)    (3,865,125)         --
     Sale and distribution of
      treasury stock                           4,485,108      4,122,332        70,234
     Cash dividends                          (26,699,455)   (25,156,340)  (25,243,614)
                                             -----------    -----------    ----------
       Net cash used for financing
          activities                         (28,256,964)   (28,466,259)  (28,330,180)
                                             -----------    -----------    ----------
   Net increase (decrease) in cash               316,802      1,807,446    (7,795,817)

   Cash at beginning of year                  12,794,479     10,987,033    18,782,850
                                             -----------    -----------    ----------
   Cash at end of year                       $13,111,281    $12,794,479   $10,987,033
                                             ===========    ===========    ==========
   Cash paid for income taxes                $29,108,000    $31,122,000   $25,438,000
                                             ===========    ===========    ==========


                             See accompanying notes

                           JOURNAL COMMUNICATIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

   1.     Principal accounting policies

          Basis of consolidation - The consolidated financial statements include the accounts of Journal Communications, Inc., and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

          Foreign currency translation - Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates while income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reflected in retained earnings.

          Earnings per share - Earnings per share is based on the weighted average shares outstanding during each period.

          Short-term investments - Short-term investments, which consist principally of government securities, commercial paper and bank certificates of deposit with maturities of one year or less, are stated at cost, which approximates market value. All short term investments are held to maturity.

          Inventories - Inventories are stated at the lower of cost (first in, first out method) or market.

          Property and Equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is computed principally using the straight-line method.

          Other assets - Identifiable intangible assets resulting from acquisitions are amortized on the straight-line basis. Accumulated amortization relating to intangible assets at December 31, 1994, 1993 and 1992 was $15,782,025, $11,393,585 and $8,371,103,
          respectively. Other assets also include the costs of television program contracts, recorded under the gross method, which are deferred and amortized over the estimated number of runs of the related programs.

          Goodwill - Goodwill arising from acquisitions subsequent to November 1, 1970, is amortized on the straight-line basis over 40 years. Goodwill prior to November 1, 1970 is amortized when it is determined that such intangible assets have a limited useful life. At December 31, 1994, $3,095,000 of goodwill is not being amortized. Accumulated amortization at December 31, 1994, 1993 and 1992 was $9,406,125, $8,723,367 and $8,082,677, respectively.

          Reclassification - Certain reclassifications have been made to the 1993 financial statements to conform with the 1994 presentation.


   2.     Employee benefit plans

          Contributory and noncontributory pension and savings plans cover substantially all employees. The amount charged against earnings with respect to all of these plans was $6,225,000, $5,712,000 and $5,256,000 in 1994, 1993 and 1992, respectively.

          Net pension cost for the defined benefit plan includes the following components:

                                               (thousands of dollars)
                                              1994        1993       1992

     Service cost                           $2,481      $ 2,233     $2,175
     Interest on projected
       benefit obligation                    5,526        5,551      5,186
     Less return on plan assets                865       (4,768)    (2,325)
     Net amortization and deferral          (6,570)        (683)    (3,034)
                                            -------     -------     ------
       Net pension cost                     $2,302      $ 2,333     $2,002
                                            ======      =======     ======


     Actuarial assumptions used to project the benefit obligations and the net pension cost were:

                                             1994         1993      1992


     Discount rate                            8.00%       7.25%      8.00%

     Rate of increase in
        compensation levels                   5.25%       4.75%      5.50%

     Expected long-term rate of
        return on plan assets                 9.50%       9.50%      9.50%

     The assets of the plan consist primarily of government and other bonds and listed stocks. The accrued pension liability at December 31, 1994, 1993 and 1992 was $7,715,000, $8,107,000 and $6,155,000, respectively.

     The funded status of the plan at December 31 was as follows:

                                                 (thousands of dollars)
                                                1994       1993       1992

     Actuarial present value of
      benefit obligations:
      Vested benefits                        $60,232     $62,651    $54,076
      Nonvested benefits                       3,074       3,449      2,885
                                             -------     -------    -------
         Accumulated benefit
           obligation                         63,306      66,100     56,961
      Effect of projected
         compensation levels                  13,073      14,477     13,429
                                             -------     -------    -------
          Projected benefit obligation        76,379      80,577     70,390
      Plan assets at fair value               57,342      60,473     59,619
                                             -------     -------    -------
      Projected benefit obligation
         in excess of plan assets            $19,037     $20,104    $10,771
                                             =======     =======    =======

     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This standard requires that the expected cost of postretirement health and life insurance benefits be charged to expense during the years the employees render service. The Company has elected to amortize the unfunded obligation of $25,324,000 at January 1, 1993, over a period of 20 years. The incremental effect of this change in accounting method was to increase 1993 postretirement benefit expense by $2,014,000. Prior to 1993, the Company recognized postretirement benefit expense in the year that the benefits were paid. Postretirement benefits paid in 1992 were $1,337,000.

     Postretirement benefit expense includes the following components:

                                                    (thousands of dollars)
                                                      1994           1993

     Service cost                                     $  572        $  454
     Interest cost on accumulated postretirement
       benefit obligation                              1,991         2,073
     Amortization of transition obligation             1,266         1,266
                                                      ------        ------
     Postretirement benefit expense                   $3,829        $3,793
                                                      ======        ======

     The funded status of the plans on an aggregate basis at December 31 was as follows:

                                                      (thousands of dollars)
                                                         1994        1993

     Accumulated postretirement benefit
         obligation:
       Retirees                                        $15,156      $16,243
       Fully eligible participants                       1,645        1,919
       Other active participants                         8,131        9,469
                                                       -------       ------
     Total accumulated postretirement
         benefit obligation                             24,932       27,631

     Less:  Unrecognized transition
            obligation                                  22,102       24,058
            Unrecognized actuarial loss                    837       (1,559)
                                                       -------       ------
     Accrued postretirement benefit cost
      liability                                        $ 3,667      $ 2,014
                                                       =======      =======


     For measurement purposes, benefit cost trend rates of 9.5% and 8.5% annually were assumed in 1994 for pre-age 65 and 65 and over groups, respectively. These rates gradually decrease to 5.5% through 2008 for the pre-age 65 group and through 2004 for the 65 and over group and remained level thereafter. The benefit cost trend rates have a significant effect on the amounts reported. Increasing the assumed benefit cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1994 by 5.4% and the aggregate service and interest cost components of postretirement benefit expense for 1994 by 4.5%, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.5% for 1994 and 1993, respectively.

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

     The provision for income taxes consists of the following:

                                         (thousands of dollars)

                                       1994             1993           1992
     Current
       Federal                      $23,100          $23,300        $21,400
       State                          6,500            6,000          5,100
                                     ------           ------         ------
                                     29,600           29,300         26,500
     Deferred                          (200)            (700)          (300)
                                    -------          -------        -------
                                    $29,400          $28,600        $26,200
                                    =======          =======        =======


     The components of the net deferred tax liability as of December 31 were as follows:

                                                   (thousands of dollars)
                                                   1994            1993

     Deferred tax assets:
       Accrued employee benefit                   $ 3,940       $ 3,304
       Intangible assets                              896           357
       Inventories                                     94           348
       Accrued compensation                         3,609         3,350
       Accounts receivable                            727           891
       Deferred revenue                               172           172
       State loss carryforward                      1,056           461
       Other                                        1,172         1,048
                                                   ------        ------
         Total deferred tax assets                $11,666       $ 9,931

     Deferred tax liabilities:
       Property, plant and equipment              $21,508       $20,408
       Other                                          783           246
                                                   ------        ------
         Total deferred tax liabilities           $22,291       $20,654

         Net deferred tax liability included
           in balance sheet                       $10,625       $10,723
                                                  =======       =======

   4.     Litigation

     In September 1991, the Company paid $18.7 million in settlement of a patent infringement lawsuit. A technical question remains upon which management and legal counsel believe the Company will prevail. The Company was required to renew a $16.8 million bond until the court rules. The bond is fully guaranteed by standby letters of credit which are partially collateralized by $8.5 million of short-term investments.

   5.     Long-term obligations

                                                      December 31
                                           1994          1993         1992

     Capital lease & other obliga-
       tions, average interest 8%
       (in 1994)                       $2,017,912    $1,579,020    $ 403,115
     Television program contracts,
       due through 1997                 4,223,178     5,643,025    3,366,920
                                       ----------    ----------   ----------
                                        6,241,090     7,222,045    3,770,035
     Less current portion               3,201,437     3,543,434    1,438,193
                                       ----------    ----------   ----------
                                       $3,039.653    $3,678,611   $2,331,842
                                       ==========    ==========   ==========


     In addition, the Company has the rights to broadcast certain television programs during the years 1995-1999 under contracts aggregating $12,170,000.


   6.    Stockholders' equity


   The Company periodically purchases units of beneficial interest in The Journal Employes' Stock Trust (JESTA) for use in its Incentive
   Compensation and Suggest and Share Plans and for resale to its employees. Treasury stock activity is as follows:

                          1994                     1993                     1992
                    Units       Amount       Units      Amount        Units       Amount
   Beginning
    balance        366,574   $12,031,400    375,214  $11,923,462     377,384   $11,991,539
   Purchases        52,500     1,834,241    112,245    3,865,125          --            --
   Sales          (127,825)   (4,068,579)  (120,885)  (3,757,187)     (2,170)      (68,077)
                  --------    ----------    -------   ----------    --------    ----------
   Ending
    balance        291,249   $ 9,797,062    366,574  $12,031,400     375,214   $11,923,462
                  ========    ==========   ========   ==========    ========   ===========
   Gain on
    sales                    $   416,530             $   365,145               $     2,157
                              ==========              ==========               ===========

7.   Acquisition

   On October 6, 1992, the Company acquired the business and substantially all of the assets of Imperial Printing Company. The cash purchase price was approximately $30.7 million, with additional contingent payments, not to exceed $6.8 million, payable over six years, if target profit levels are achieved. Contingent payments, if made, will be accounted for as an adjustment to the purchase price.

   The acquisition was accounted for using the purchase method. Accordingly, the operating results and cash flow of the acquired business are included in the Company's consolidated financial statements from the date of acquisition. Had Imperial Printing Company been acquired as of January 1, 1992, the effect of the acquisition on the Company's consolidated results of operations would not have been material.

8.   Segment analysis (thousands of dollars)


                                         Sales                          Earnings
                                1994      1993        1992         1994     1993      1992
   Publications             $270,645   $250,298   $238,386     $45,789   $41,491   $40,828
   Broadcast                  63,445     54,850     52,891      14,589    10,853     9,637
   Printing                  259,478    226,548    175,643       6,183    12,204     7,109
   Telecommunications         35,974     32,411     31,256       9,023     8,715     8,283
   Direct Marketing            7,799       --       --          (1,487)      --       --
   Corporate &
     eliminations             (2,793)    (3,501)    (1,814)     (3,325)   (1,980)     (393)
                            --------   --------   --------      ------   -------   -------
                            $634,548   $560,606   $496,362
                            ========   ========   ========

   Total segment
    operating earnings                                          70,772    71,283    65,464

   Corporate - other income                                      2,495     1,521     2,367
                                                               -------   -------   -------
   Earnings before income taxes                                $73,267   $72,804   $67,831
                                                               =======   =======   =======

                             December 31
                   Identifiable total assets            Depreciation            Capital expenditures
                       1994      1993      1992      1994     1993     1992      1994     1993     1992

   Publications    $ 93,130  $ 92,943  $ 84,152   $ 6,257  $ 6,296  $ 5,651   $ 8,283  $ 9,971  $ 7,380
   Broadcast         52,268    50,347    48,693     2,811    2,586    2,511     4,310    3,451    2,965
   Printing         200,711   170,671   150,196    14,919   13,894   11,764    21,419   27,499   13,390
   Telecom-
    munications      61,172    56,024    58,357     7,265    6,843    6,808     6,404    5,206    2,449
   Direct
    Marketing         9,214       --      --          629     --       --         923      --       --
   Corporate         59,923    67,444    68,465       149      121      102       291      429       27
                    -------   -------   -------    ------   ------    -----    ------   ------   ------
                   $476,418  $437,429  $409,863   $32,030  $29,740  $26,836   $41,630  $46,556  $26,211
                   ========  ========  ========   =======  =======  =======   =======  =======  =======

   9.     Subsequent Events

          In January 1995, Journal/Sentinel Inc. announced the merger of The Milwaukee Journal and the Milwaukee Sentinel into one newspaper to be called the Milwaukee Journal Sentinel. Distribution of the Milwaukee Journal Sentinel will begin April 2, 1995. This merger will result in a work force reduction. The Company estimates that severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel will result in a pre-tax charge of $15 to $17 million.

          Also, during January 1995, the Company announced the exit from the long-run catalog and publication printing business with the pending sale of the business and substantially all of the assets of Perry Printing Corporation, which had sales of $117 million in 1994 and total assets of $87 million at December 31, 1994. This sale is contingent upon certain events including the buyer obtaining acceptable financing. Upon closing this sale, the Company anticipates a gain exceeding the costs to be incurred in the merger of the two newspapers.


            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
                      ITEM 10.  DIRECTORS OF THE REGISTRANT

   Directors Barr, Nye, Resler, Scherr and Scott are elected representatives of the Unitholders Council and have been employed by the Company for more than five years. Mr. Bonaiuto, Mr. Currow, Mr. Forbes and Ms. Carey have less than five years of service with the Company. The other directors, except for Mr. Meissner, have been employed by the Company or its subsidiaries in key management positions for more than five years. Information regarding the executive officers of the Company is set forth in Part I, Item 4A above. Mr. Meissner is President of Morgan&Myers/The Barkin Group, a Milwaukee public relations firm. The following chart states the equity ownership of each Director in the Registrant:

                                                      Units
                                                      Held
                                      Held            as of      Percent of
                                     Office          March 9,    Ownership
      Name                 Age        Since           1995(1)    *denotes <1%

   Margaret E. Barr        47    June 7, 1994           7,700           *
   Paul M. Bonaiuto        44    June 8, 1993           9,000           *
   Nancy B. Carey          45    December 7, 1993       4,590           *
   James C. Currow         50    June 8, 1993           5,540           *
   Robert M. Dye           46    March 6, 1990         35,530           *
   Christine A.
    Farnsworth             46    June 8, 1993          26,550           *
   Gregory H. Forbes       45    June 8, 1993          10,000           *
   Stephen O. Huhta        39    June 8, 1993          23,705           *
   Craig A.
    Hutchison              43    June 6, 1989          47,785           *
   Peter P. Jarzembinski   42    March 9, 1990         46,725           *
   Robert A. Kahlor        61    March 6, 1973         79,435           *
   Thomas M. Karavakis     64    June 5, 1984          67,035           *
   Douglas G. Kiel         46    June 4, 1991          24,965           *
   Paul E. Kritzer         52    June 5, 1990          35,070           *
   Ronald G. Kurtis        47    June 8, 1993          39,800           *
   David G. Meissner       57    June 7, 1988           --(2)           --(2)
   Jeffrey S. Nye          45    June 7, 1994           9,600           *
   Gerald D. Resler        49    June 7, 1994          10,120           *
   Barbara T. Scherr       35    June 7, 1994           1,505           *
   Albert V. Scott         43    June 7, 1994           1,720           *
   Steven J. Smith         44    June 2, 1987          58,580           *


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

                        ITEM 11.  EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 6, 1995.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 6, 1995.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than three (3) weeks prior to the Company's Annual Meeting which shall be held Tuesday, June 6, 1995.

                                     PART IV
                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

   (a)     1.   Financial Statements and Financial Statement Schedules

           The following consolidated financial statements of the Registrant are included in Item 8:

                                                          Form 10-K

                                                         Page Number
            Consolidated Balance Sheets at
              December 31, 1994, 1993 and 1992                16

            Consolidated Statements of Earnings
              and Retained Earnings for each of
              the three years in the period ended
              December 31, 1994                               17

            Consolidated Statements of Cash Flows
              for each of the three years in the
              period ended December 31, 1994                  18

            Notes to Consolidated Financial Statements       19-24

           All schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      2.   Exhibits
           The exhibits listed below are filed as part of this annual report.


           (3)     Articles of Incorporation and Bylaws
                   as previously filed, hereby incorporated by reference

           (21)    Subsidiaries of the Registrant filed
                   herewith

           (23)    Consent of Independent Auditors filed
                   herewith

           (27)    Financial Data Schedule

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JOURNAL COMMUNICATIONS, INC.



                            By:  /s/ Robert A. Kahlor
                                 Robert A. Kahlor
                                 Chairman of the Board and CEO
                                 Principal Executive Officer



                            By:  /s/ Peter P. Jarzembinski
                                 Peter P. Jarzembinski
                                 Senior Vice President and CFO
                                 Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



     /s/ Margaret E. Barr                       March 31, 1995
     Margaret E. Barr, Director


     /s/ Paul M. Bonaiuto                       March 31, 1995
     Paul M. Bonaiuto, Director


     /s/ Nancy B. Carey                         March 31, 1995
     Nancy B. Carey, Director


     /s/ James C. Currow                        March 31, 1995
     James C. Currow, Director

     /s/ Robert M. Dye                          March 31, 1995
     Robert M. Dye, Director


     /s/ Christine A. Farnsworth                March 31, 1995
     Christine A. Farnsworth, Director


                                                March   , 1995
     Gregory H. Forbes, Director


                                                March   , 1995
     Stephen O. Huhta, Director


                                                March   , 1995
     Craig A. Hutchison, Director


     /s/ Peter P. Jarzembinski                  March 31, 1995
     Peter P. Jarzembinski, Director


     /s/ Robert A. Kahlor                       March 31, 1995
     Robert A. Kahlor, Director


                                                March   , 1995
     Thomas M. Karavakis, Director


     /s/ Douglas G. Kiel                        March 31, 1995
     Douglas G. Kiel, Director


     /s/ Paul E. Kritzer                        March 31, 1995
     Paul E. Kritzer, Director


     /s/ Ronald G. Kurtis                       March 31, 1995
     Ronald G. Kurtis, Director


                                                March   , 1995
     David G. Meissner, Director


     /s/ Jeffrey S. Nye                         March 31, 1995
     Jeffrey S. Nye, Director


     /s/ Gerald D. Resler                       March 31, 1995
     Gerald D. Resler, Director


     /s/ Barbara T. Scherr                      March 31, 1995
     Barbara T. Scherr, Director


     /s/ Albert V. Scott                        March 31, 1995
     Albert V. Scott, Director


     /s/ Steven J. Smith                        March 31, 1995
     Steven J. Smith, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))


     Exhibits                                                  Form 10-K
                                                               Page Number

     (3)      Articles of Incorporation and Bylaws
              as previously filed, hereby incorporated
              by reference                                          N/A

     (21)     Subsidiaries of the Registrant filed
              herewith                                              N/A

     (23)     Consent of Independent Auditors filed
              herewith                                              N/A

     (27)     Financial Data Schedule                               N/A


   N/A = Not Applicable