Form 10-Q
period 1995-03-26
JOURNAL COMMUNICATIONS INC
filed 1995-05-10
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




   For Quarter Ending   March 26, 1995
                     (3 Accounting Periods)


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



   Number of share of Common Stock Outstanding - May 2, 1995   14,028,126

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended March 26, 1995            Commission file number 0-7831
          (3 Accounting Periods)


                                      INDEX



     Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     March 26, 1995 and December 31, 1994                                   2

     Condensed Consolidated Statements of Income
     Three Periods Ended March 26, 1995
     and March 27, 1994                                                     3

     Consolidated Condensed Statements of Cash Flows
     Three Periods Ended March 26, 1995
     and March 27, 1994                                                     4

     Notes to Consolidated Condensed
     Financial Statements                                                   5

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                             6


   Part II. Other Information                                               7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 26, 1995           Commission file number 0-783l
          (3 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                       March 26, 1995 and March 27, 1994
                             (Dollars in thousands)

   ASSETS                                          03/26/95      12/31/94
                                                  (Unaudited)     (Note)
   Current Assets:
     Cash                                         $ 12,087       $ 13,111
     Short-term investments                         25,304         38,964
     Receivables                                   101,879        100,238
     Inventories:
       Paper and supplies                           22,465         20,784
       Work in process                               9,025          7,134
       Finished goods                                6,024          5,366
                                                  --------       --------
                                                    37,514         33,284
     Prepaid expenses                               10,088         12,149
                                                  --------       --------
           Total current assets                    186,872        197,746

   Property and equipment, less accumulated
   depreciation of $266,374 and $258,507           216,567        208,147
   Deferred charges and other assets                50,927         41,661
   Goodwill                                         30,310         28,864
                                                  --------       --------
           Total Assets                           $484,676       $476,418
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 38,098       $ 38,228

     Taxes on income                                 4,210            133
     Accrued liabilities                            55,438         53,762
     Current portion of long-term obligations        2,429          3,201
                                                  --------       --------
           Total current liabilities               100,175         95,324

     Long-term obligations                           2,680          3,040
     Other liabilities and deferred credits         10,625         10,625
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                  3,600          3,600
       Retained earnings                           377,118        373,626
       Treasury stock, at cost                      (9,522)        (9,797)
                                                  --------       --------
           Total stockholders' equity              371,196        367,429
                                                  --------       --------
           Total liabilities and
             stockholders' equity                 $484,676       $476,418
                                                  ========       ========


   Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all the information and foot notes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended    March 26, 1995        Commission file number 0-7831
                     (3 Accounting Periods)

                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


     Three Periods Ended
                                                 03/26/95      03/27/94

                                                (Unaudited)  (Unaudited)

   Net Sales                                     $  158,681  $  138,416
                                                -----------  ----------
   Operating costs and expenses:
     Cost of sales                                  101,092      84,876
     Selling and administrative expenses             41,837      37,749
                                                -----------  ----------
   Operating Earnings                                15,752      15,791
   Dividend and interest income                         505         386
   Interest expense                                     (29)        (41)
                                                -----------  ----------
   Earnings before income taxes                      16,228      16,136

   Provision for income taxes                         6,510       6,474
                                                -----------  ----------
   Net income                                    $    9,718  $    9,662
                                                ===========  ==========
   Weighted average number of common shares
     outstanding                                 14,111,594  14,040,546
                                                ===========  ==========
   Earnings per share                            $     0.69  $     0.69
                                                ===========  ==========
   Cash dividend per share                       $     0.45  $     0.45
                                                ===========  ==========




     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended March 26, 1995             Commission file number 0-7831
             (3 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                      Three Periods Ended
                                                      03/26/95      03/27/94

                                                     (Unaudited)  (Unaudited)

   Cash flow from operating activities:
   Net earnings                                      $   9,718    $  9,662
   Adjustments to net earnings for
     Non-cash items:
     Depreciation and amortization                       9,748       9,515
     (Increase) decrease in accounts receivable            550        (466)
     (Increase) decrease in inventories                 (4,230)       (951)
     Increase (decrease) in accounts payable              (130)        483
     Other current assets and liabilities                5,282      10,267
                                                     ---------    --------
     Net cash provided by operating activities          20,938      28,510
                                                     ---------    --------
   Cash flow from investing activities:
   Property and equipment expenditures                 (15,493)    (11,004)
   Assets of business acquired                         (12,780)     (6,903)
   Net (increase) decrease in short-term
    investments                                         13,660      (3,010)
                                                     ---------    --------
     Net cash used for investing activities            (14,613)    (20,917)
                                                     ---------    --------
   Cash flow from financing activities:
   Purchase of treasury stock                           ---          ---
   Reduction in long-term obligations                   (1,303)       (459)
   Sale and distribution of treasury stock                 306         382
   Cash dividends                                       (6,352)     (6,320)
                                                     ---------    --------
     Net cash used for financing activities             (7,349)     (6,397)
                                                     ---------    --------
     Net increase (decrease) in cash                    (1,024)      1,196

   Cash:
     Beginning of year                                  13,111      12,794
                                                     ---------    --------
     End of year                                     $  12,087     $13,990
                                                     =========    ========



            See notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended March 26, 1995          Commission file number 0-7831
             (3 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 26, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1994.

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

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 26, 1995          Commission file number 0-7831
             (3 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

          Revenue through three periods totaled $158.7 million, up 14.6% over the same period last year. Net earnings were $9.7 million, up slightly over the previous year.

          Journal Sentinel had revenue of $49.1 million, up slightly from a year ago. With the merger of The Milwaukee Journal and Milwaukee Sentinel taking place in the fourth period, we anticipated a drop in operating earnings in the first quarter as advertisers held off until the new product was in the marketplace. Operating earnings came in at $8.6 million, down 22.3% which still was not as big a drop as we had expected. Despite that, we are projecting a slight increase in Journal Sentinel's operating earnings for 1995. The merger of the newspapers will result in a one-time before tax charge to earnings of about $17 million.

          WTMJ, Inc. had a year-to-date revenue of $14.7 million, up 17.1%. Operating earnings are up more than 80% to $3.1 million. In part that is due to the addition of the Omaha radio stations, KKCD-FM and KEZO-AM and-FM. But it's also due to healthy increases at all three television stations and a substantial increase in earnings at KQRC-FM in Kansas City.

          At the two web plants of Perry Printing Corp., revenue increased almost 25% to $32.5 million. Operating earnings were nearly $2.8 million, up substantially over the previous year. We announced in January that the Milhous Group of Glendora, California, had signed an agreement to purchase the business and assets of Perry Printing. That sale will be completed later this month. We expect to have a pretax gain of about $30 million.

          NorthStar Print Group had year-to-date operating earnings of $171,000 on sales of $12.8 million. Compared to last year, sales are flat and earnings are down. The outdoor, high graphics packaging and point-of-purchase markets served by the Milwaukee plant have been soft in the first quarter, but we are now beginning to see some increased activity. The Norway/Watertown operation, although behind last year, continues to show improvement. Label Products & Design in Green Bay had a strong first quarter, with operating earnings nearly triple their budget.

          MRC Telecommunications Inc. continues to grow. Year-to-date, sales are $9.4 million, up 18.2%, and operating earnings are $2.6 million, up slightly.

          ADD, Inc. continues its record-setting pace. In the first quarter, sales were $14.2 million, up 14.2%. Operating earnings were $2 million, up nearly 40%, and we will be looking at additional opportunities for growth during 1995. Trumbull Printing also improved revenue, up 24.1% to $2.8 million, but operating earnings slipped 8.8% to $281,000.

          IPC Software/Publishing Services had consolidated revenue of $21.9 million, up 52.6%, but earnings declined 17.3% to $796,000. Domestic operations had revenue of $19.6 million, up 52% over last year, and operating earnings of $1.3 million, up about $350,000. European operations have gotten off to a slow start, and, year-to-date, have incurred a net loss. Significant improvement is anticipated in the second quarter.

          PrimeNet DataSystems, which contributed $1.7 million in revenue year-to-date, continues to operate at a substantial loss. New revenue opportunities are being explored, and operating costs are being reduced. The company's new database marketing software, PrimeLink, is now being demonstrated to customers.

          Working capital remains strong at $86.7 million, while total assets now are $484 million. Stockholders equity is $371.2 million. During the quarter, dividends paid per share were $0.45.


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibit 27 - Financial Data Schedule.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three accounting periods ended March 26, 1995.



                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date    May 8, 1995                  /s/Robert A. Kahlor
                                        Robert A. Kahlor, Chairman of the
                                        Board



   Date    May 8, 1995                  /s/Peter J. Jarzembinski
                                        Peter P. Jarzembinski, Senior Vice
                                        President of Finance

                                 EHIXIBIT INDEX


   Exhibit No.                Description

      27           Financial Data Schedule