Form 10-Q
period 1995-06-18
JOURNAL COMMUNICATIONS INC
filed 1995-08-03
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934





   For Quarter Ending   June 18, 1995
                     (6 Accounting Periods)


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




   Number of share of Common Stock Outstanding - June 18, 1995     14,028,126

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended June 18, 1995             Commission file number 0-7831
          (6 Accounting Periods)


                                      INDEX



                                                                     Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     June 18, 1995 and December 31, 1994                                 2


     Condensed Consolidated Statements of Income
     Six Periods Ended June 18, 1995
     and June 19, 1994                                                   3


     Consolidated Condensed Statements of Cash Flows
     Six Periods Ended June 18, 1995
     and June 19, 1994                                                   4


     Notes to Consolidated Condensed
     Financial Statements                                                5


     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6


   Part II. Other Information                                            8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 18, 1995           Commission file number 0-783l
          (6 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      June 18, 1995 and December 31, 1994
                             (Dollars in thousands)

   ASSETS                                          06/18/95      12/31/94
                                                  (Unaudited)    (Note 3)
   Current Assets:
     Cash                                         $ 11,238       $ 13,111
     Short-term investments                         98,725         38,964
     Receivables                                    85,720         81,386
     Inventories:
       Paper and supplies                           18,744         15,265
       Work in process                               4,455          4,812
       Finished goods                                7,731          5,366
                                                  --------       --------
                                                    30,930         25,443
     Prepaid expenses                                8,423         10,348
     Net current assets of discontinued
       operations-Note 3                                --         75,272
                                                  --------       --------
           Total current assets                    235,036        244,524

   Property and equipment, less accumulated
   depreciation of $195,647 and $184,888           154,847        149,687
   Deferred charges and other assets                61,667         41,661
   Goodwill                                         30,123         28,864
                                                  --------       --------
           Total Assets                           $481,673       $464,736
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 29,575       $ 31,363
     Taxes on income                                 2,094            133
     Accrued liabilities                            58,497         49,039
     Current portion of long-term obligations        1,720          3,201
                                                  --------       --------
           Total current liabilities                91,886         83,736

     Long-term obligations                           2,518          2,946
     Other liabilities and deferred credits         10,625         10,625
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                  3,600          3,600
       Retained earnings                           385,788        373,626
       Treasury stock, at cost                     (12,744)        (9,797)
                                                  --------       --------
           Total stockholders' equity              376,644        367,429
                                                  --------       --------
           Total liabilities and
             stockholders' equity                 $481,673       $464,736
                                                  ========       ========



   Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all the information and foot notes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made in relation to the discontinued operations. See Note 3.




     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended    June 18, 1995           Commission file number 0-7831
                     (6 Accounting Periods)

                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


                                         Three Periods Ended        Six Periods Ended

                                        06/18/95      06/19/94       6/18/95      06/19/94
                                     (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                                      (Note 3)                     (Note 3)

   Net Sales                           $ 134,783      $ 115,234    $ 261,004    $ 227,638

   Operating costs and expenses:
     Cost of sales                        75,249         62,684      149,082      124,187
     Selling/administrative expenses      42,291         36,005       82,287       71,419
     Restructuring charges-Note 4         14,945             --       14,945           --
                                       ---------      ---------    ---------    ---------
                                         132,485         98,689      246,314      195,606
                                       ---------      ---------    ---------    ---------
   Operating Earnings                      2,298         16,545       14,690       32,032

     Dividend and interest income            306            425        1,685          811
     Interest expense                        (65)           (52)         (71)         (92)
                                       ---------      ---------    ---------    ---------
   Earnings before income taxes            2,539         16,918       16,304       32,751

   Provision for income taxes                901          6,892        6,409       13,218
                                       ---------      ---------    ---------    ---------
   Income from Continuing Operations       1,638         10,056        9,895       19,533

   Discontinued Operations-Note 3:

      Income (loss) from operations
      net of applicable income tax
      expense (benefit) of $487,
      $(98), $1,489 and $20                  101           (155)       1,562           30

      Gain on sale of Perry Printing
      Corporation net of applicable
      income tax expense of $9,710
      and $0                              14,565             --       14,565           --
                                       ---------      ---------    ---------    ---------
   Net Income                          $  16,304      $   9,901    $  26,022    $  19,563
                                       =========      =========    =========    =========
   Weighted average number
    of common shares
    outstanding                       14,028,126     13,991,861   14,070,107   14,016,490
                                      ==========     ==========   ==========   ==========
   Earnings per share:
       Continuing Operations                 .12            .72          .70         1.40
       Discontinued Operations              1.04           (.01)        1.15          .00
                                      ----------     ----------   ----------   ----------
                                      $     1.16     $      .71   $     1.85   $     1.40
                                      ==========     ==========   ==========   ==========
   Cash dividend per share            $     0.55     $     0.45   $     1.00   $     0.90
                                      ==========     ==========   ==========   ==========



     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 18, 1995              Commission file number 0-7831
             (6 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                        Six Periods Ended
                                                    06/18/95      06/19/94
                                                  (Unaudited)   (Unaudited)
                                                                  (Note 3)

   Cash flow from operating activities:
   Net earnings                                      $  26,022   $ 19,563
   Adjustments to net earnings for

     Non-cash items:
     Depreciation and amortization                      15,117     16,062
     Increase in accounts receivable                    (2,142)      (146)
     Increase in inventories                            (5,487)      (725)
     Increase (decrease) in accounts payable            (3,075)       704
     Other current assets and liabilities               11,763     (3,108)
     Gain on sale of assets of discontinued
      operations-Note 3                                (24,275)        --
     Discontinued operations - noncash charges
      and working capital changes-Note 3                (1,810)     6,211
                                                     ---------   --------
     Net cash provided by operating activities       $ (16,113)  $ 38,651
                                                     ---------   --------
   Cash flow from investing activities:
     Property and equipment expenditures               (15,438)   (19,778)
     Assets of business acquired                       (12,814)    (6,904)
     Net (increase) decrease in short-term
      investments                                      (59,761)    10,629
     Proceeds from sale of discontinued
      operations - Note 3                               91,390         --
     Investing activities of discontinued
      operations - Note 3                               (1,474)    (3,489)
                                                     ---------   --------

     Net cash used for investing activities              1,903    (19,542)
                                                     ---------   --------
   Cash flow from financing activities:
     Purchase of treasury stock                         (3,550)    (1,834)
     Reduction in long-term obligations                 (2,915)    (1,881)
     Sale and distribution of treasury stock               635        382
     Cash dividends                                    (14,059)   (12,616)
                                                     ---------   --------
   Net cash used for financing activities              (19,889)   (15,949)
                                                     ---------   --------
   Net increase (decrease) in cash                      (1,873)     3,160

   Cash:
     Beginning of year                                  13,111     12,794
                                                     ---------   --------
     End of year                                     $  11,238    $15,954
                                                     =========   ========

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended June 18, 1995           Commission file number 0-7831
             (6 Accounting Periods)


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

   3. Effective April 27, 1995, the Company sold its long-run catalog and publication printing business assets. The Company has accounted for this operation as a discontinued operation, using an April 27, 1995 measurement date. Prior period financial statements have been restated to reflect the discontinuation of this business segment.

         The Company has recorded an after tax gain on the sale of $14,565,000. The sale agreement requires certain purchase price adjustment calculations to be finalized in the third quarter of fiscal 1995.

   4. Journal/Sentinel Inc. merged The Milwaukee Journal and the Milwaukee Sentinel into one newspaper called the Milwaukee Journal Sentinel. Distribution of the Milwaukee Journal Sentinel began April 2, 1995.

         The merger resulted in a work force reduction. The Company recorded severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel of $14,945,000 in the second quarter of 1995. Continued improvements and process restructuring are still being finalized. The Company anticipates that this process will be completed by December 31, 1995.

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 18, 1995              Commission file number 0-7831
             (6 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

         Halfway through the year, three of our divisions, Journal Broadcast Group, Inc., ADD, Inc. and IPC Software Publishing Services, have had excellent earnings growth.

         However, operating earnings at Journal Sentinel Inc., NorthStar Print Group, Inc. and PrimeNet DataSystems compared unfavorably to last year.

         At the end of the first six accounting periods, the option price was $36.12, or $1.20 more than a year ago. A total of 48 cents of the increase was the result of the Perry Printing Corp. sale minus restructuring costs at Journal Sentinel Inc. Even without the 48-cent gain from the Perry sale, the option price increase in five of the six accounting periods of 1995 has been equal to or greater than the increase in 1994.

         Dividends this year have totaled $1, compared to 90 cents in 1994. A special 10-cent dividend was declared at the June meeting of the board of directors. The special dividend helped offset the increased interest rates shareholders were paying on their stock loans. There are no plans to increase the regular dividend until there is an additional increase in earnings.

         Consolidated revenue from continuing operations for the first six periods totaled $261 million, up 14.7% from last year. Operating earnings from continuing operations excluding restructuring costs were $29.6 million, down 7.5%, while income from continuing operations excluding after-tax restructuring costs was $18.8 million, down 3.6%. Operating earnings, including restructuring costs, totalled $14.7 million compared to $32 million in the prior year.

         Journal Sentinel Inc. had revenue of $99.2 million, up 2.7% from a year ago. While operating earnings of $16.1 million, excluding restructuring costs, were a respectable 16.2% return on sales, they were down nearly 25% from 1994. Operating earnings including restructuring costs were $1.1 million. The drop in earnings is primarily a result of the sharp rise in the cost of newsprint, which is the newspaper's largest expense after payroll. Another price increase is anticipated in September and we are placing a major emphasis on finding ways to conserve newsprint.

         At the Journal Broadcast Group, revenue was $32.7 million, up 23%. Operating earnings were almost $9 million, up more than $3.7 million from a year ago. The record-setting earnings growth is a result of strong performance at our Milwaukee, Las Vegas, Nevada and Lansing, Michigan television stations and at KQRC-FM in Kansas City.

         ADD, Inc. is also achieving record-setting results. Sales through the first six periods were $36.4 million, up 14.7% from last year. Operating earnings were $6.1 million, up 18%. The largest gains are in Wisconsin (earnings are up 27.8%), Ohio, where earnings are up 15.2% and in Connecticut, where earnings at Hometown Publications and Trumbull Printing are up 24.1%.

         At IPC Software/Publishing Services, revenue was $47.1 million, up more than $19 million from last year. Operating earnings were $2.4 million, up $940,000. In St. Joseph, Michigan, the printing operation has shown solid growth. Led by the Irvine, California plant, operating earnings from the duplication and assembly operations are significantly ahead of last year. IPC's French operation posted a profit in the second quarter and is showing a slight gain in earnings over last year.

         At NorthStar Print Group, Inc., sales totaled $24.8 million, down 6.9% from last year. Earnings were $350,000, down significantly from 1994. Compared to last year at this time, earnings are up at Label Products & Design, Inc. in Green Bay, but down at the Milwaukee NorthStar operation. Results at NorthStar's Norway/Watertown operation improved during the second quarter but are still behind last year. The NorthStar group is expected to perform better in the second half of the year.

         At MRC Telecommunications Inc., earnings were $4.8 million, up 2.7% from last year. Sales totaled $18.4 million, up 19.2%. The acquisition last July of Telephone Associates Long Distance in Duluth, Minnesota and an increase in MRC's private line business are the primary reason for the growth in sales.

         At PrimeNet DataSystems, revenues were $3.2 million, down 14% from last year. We are developing a strategic plan that will focus PrimeNet on its core business -- database marketing. The restructuring, which will be completed this year, will result in a stronger company that is strategically positioned to better serve its core customers.

         On April 2, 1995, Journal Sentinel Inc. merged The Milwaukee
   Journal and the Milwaukee Sentinel into one newspaper called the Milwaukee Journal Sentinel. Costs associated with the launch of the Milwaukee Journal Sentinel of $14,945,000 were recorded in the second quarter of 1995. Costs to finalize continued improvements and process restructuring will be completed by December 31, 1995.

         Effective April 27, 1995, the assets of the long-run catalog and publication printing business were sold. An after tax gain on the sale of $14,565,000 was recorded in the second quarter of 1995. The sale agreement requires certain purchase price adjustment calculations to be finalized in the third quarter of fiscal 1995.

         Working capital for our combined operations jumped from $86.7 million at the end of the first quarter to $143 million at the end of the second quarter as a result of the sale of the assets of Perry Printing Corporation. The Company anticipates that amounts necessary for capital expenditures, dividends, workforce reductions and other working capital requirements will continue to be available from internally generated funds. Total assets grew to $481.7 million. Stockholders equity is $376.6 million.

                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 18, 1995              Commission file number 0-7831
             (6 Accounting Periods)


                           Part II. Other Information


   Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits.

              27 - Financial Data Schedule.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the six accounting periods ended June 18, 1995.



                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date   August 1, 1995                /s/ Robert A. Kahlor
                                        Robert A. Kahlor, Chairman of the
                                         Board



   Date   August 1, 1995                /s/ Peter P. Jarzembinski
                                        Peter P. Jarzembinski, Senior Vice
                                         President of Finance

                                  EXHIBIT INDEX


   Exhibit No.                          Description

     27                       Financial Data Schedule