Form 10-Q
period 1995-10-08
JOURNAL COMMUNICATIONS INC
filed 1995-11-14
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   October 8, 1995
                     (10 Accounting Periods)

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



   Number of share of Common Stock Outstanding - October 8, 1995   13,854,632

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended October 8, 1995           Commission file number 0-7831
          (10 Accounting Periods)


                                      INDEX


                                                                     Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     October 8, 1995 and December 31, 1994                               2

     Condensed Consolidated Statements of Income
     Ten Periods Ended October 8, 1995
     and October 9, 1994                                                 3

     Consolidated Condensed Statements of Cash Flows
     Ten Periods Ended October 8, 1995
     and October 9, 1994                                                 4

     Notes to Consolidated Condensed
     Financial Statements                                                5

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6


   Part II. Other Information                                            8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 8, 1995           Commission file number 0-783l
          (10 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                     October 8, 1995 and December 31, 1994
                             (Dollars in thousands)

   ASSETS                                          10/08/95      12/31/94
                                                  (Unaudited)    (Note 3)

   Current Assets:
     Cash                                         $ 10,867       $ 13,111
     Short-term investments                         67,775         38,964
     Receivables                                    95,431         81,386
     Inventories:
       Paper and supplies                           17,962         15,265
       Work in process                               5,317          4,812
       Finished goods                                8,082          5,366
                                                  --------       --------
                                                    31,361         25,443
     Prepaid expenses                               11,420         10,348
     Net current assets of discontinued
       operations-Note 3                                --         75,272
                                                  --------       --------
           Total current assets                    216,854        244,524

   Property and equipment, less accumulated
   depreciation of $202,965 and $184,888           158,106        149,687
   Deferred charges and other assets                66,656         41,661
   Goodwill                                         31,835         28,864
                                                  --------       --------
           Total Assets                           $473,451       $464,736
                                                  ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                             $ 36,316       $ 31,363
     Taxes on income                               (13,346)           133
     Accrued liabilities                            59,375         49,039
     Current portion of long-term obligations        5,760          3,201
                                                  --------       --------
           Total current liabilities                88,105         83,736

     Long-term obligations                           4,393          2,946
     Other liabilities and deferred credits         10,625         10,625
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                  3,600          3,600
       Retained earnings                           390,213        373,626
       Treasury stock, at cost                     (23,485)        (9,797)
                                                  --------       --------
           Total stockholders' equity              370,328        367,429
                                                  --------       --------
           Total liabilities and
             stockholders' equity                 $473,451       $464,736
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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 8, 1995           Commission file number 0-783l
               (10 Accounting Periods)


                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


                                 Four Periods Ended      Ten Periods Ended
                                10/08/95    10/09/94     10/08/95   10/09/94
                             (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)
                                           (Note 3)                  (Note 3)

   Net Sales                   $ 185,153     $ 157,692   $ 446,157   $ 385,330
                                --------      --------    --------    --------
   Operating costs and
    expenses:
     Cost of sales               110,653        89,507     259,736     213,694
     Selling/administrative
      expenses                    56,314        48,327     138,600     119,746
     Restructuring charges-
       Note 4                        642            --      15,587          --
                               ---------     ---------   ---------   ---------
                                 167,609       137,834     413,923     333,440
                               ---------     ---------   ---------   ---------
   Operating Earnings             17,544        19,858      32,234      51,890

     Dividend and interest
      income                       2,256           552       3,941       1,363
     Interest expense                (27)          (69)        (98)       (162)
                               ---------     ---------   ---------   ---------
   Earnings before income
    taxes                         19,773        20,341      36,077      53,091

   Provision for income
    taxes                          8,130         8,191      14,539      21,409
                               ---------     ---------   ---------   ---------
   Income from Continuing
    Operations                    11,643        12,150      21,538      31,682

   Discontinued Operations-
    Note 3:

      Income (loss) from
      operations net of
      applicable income tax
      expense (benefit) of
      $(476), $707, $1,013
      and $727                      (113)        1,106       1,449       1,137

      Gain on sale of Perry
      Printing Corporation net
      of applicable income
      tax expense of $9,710
      and $0                          --            --      14,565          --
                               ---------     ---------   ---------   ---------
   Net Income                  $  11,530     $  13,256   $  37,552   $  32,819
                               =========     =========   =========   =========

   Weighted average number
    of common shares
    outstanding               13,854,632    14,006,869  13,984,224  14,012,669
                              ==========    ==========  ==========  ==========
   Earnings per share:
     Continuing Operations           .85           .87        1.55        2.26
     Discontinued
      Operations                    (.02)          .08        1.14         .08
                              ----------    ----------  ----------  ----------
                              $      .83    $      .95  $     2.69  $     2.34
                              ==========    ==========  ==========  ==========
   Cash dividend per
    share                     $     0.55    $     0.45  $     1.55  $     1.35
                              ==========    ==========  ==========  ==========

      See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 8, 1995        Commission file number 0-7831
             (10 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)


                                                      Ten Periods Ended
                                                  10/08/95         10/09/94
                                                (Unaudited)      (Unaudited)
                                                                   (Note 3)

   Cash flow from operating activities:
   Net earnings                                    $  37,552      $ 32,819
   Adjustments to net earnings for
     Non-cash items:
     Depreciation and amortization                    26,720        26,812
     Increase in accounts receivable                 (11,224)      (13,269)
     Increase in inventories                          (5,571)       (6,443)
     Increase (decrease) in accounts payable           3,459         8,064
     Other current assets and liabilities             (6,372)       (5,952)
     Gain on sale of assets of discontinued
      operations-Note 3                              (24,292)           --
     Discontinued operations - noncash
      charges and working capital
      changes-Note 3                                  (5,343)        9,804
                                                   ---------      --------
     Net cash provided by operating
      activities                                   $  14,929      $ 51,835
                                                   ---------      --------
   Cash flow from investing activities:
     Property and equipment expenditures             (24,879)      (27,043)
     Assets of business acquired                     (16,014)      (12,488)
     Net (increase) decrease in short-term
      investments                                    (28,810)       14,092
     Proceeds from sale of discontinued
      operations - Note 3                             91,390            32
     Investing activities of discontinued
      operations - Note 3                                 --        (4,040)
                                                   ----------     --------
     Net cash used for investing activities           21,687       (29,447)
                                                   ---------      --------
   Cash flow from financing activities:
     Purchase of treasury stock                      (21,275)       (1,834)
     Reduction in long-term obligations               (4,130)       (1,898)
     Sale and distribution of treasury stock           8,197         2,493
     Cash dividends                                  (21,652)      (18,940)
                                                   ---------      --------
   Net cash used for financing
    activities                                       (38,860)      (20,179)
                                                   ---------      --------
   Net increase (decrease) in cash                    (2,244)        2,209

   Cash:
     Beginning of year                                13,111        12,794
                                                   ---------      --------
     End of year                                   $  10,867       $15,003
                                                   =========      ========

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                         JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended October 8, 1995         Commission file number 0-7831
             (10 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ten periods ended October 8, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1994.

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

          The Company has recorded an after tax gain on the sale of $14,565,000. The sale agreement requires certain purchase price adjustment calculations to be finalized in the fourth quarter of fiscal 1995.

   4. Journal/Sentinel Inc. merged The Milwaukee Journal and the Milwaukee Sentinel into one newspaper called the Milwaukee Journal Sentinel. Distribution of the Milwaukee Journal Sentinel began April 2, 1995.

          The merger resulted in a work force reduction. The Company recorded severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel of $14,945,000 and $642,000 in the second and third quarter of 1995, respectively. Continued improvements and process restructuring are still being finalized. The Company anticipates that this process will be completed by December 31, 1995.


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

          As we move into the last quarter of the year, four of our seven companies are headed for record earnings for 1995. The companies are Journal Broadcast Group, Inc., ADD, Inc., MRC Telecommunications, Inc. and IPC Software/Publishing Services.

          In year-to-date earnings growth over last year, Journal Broadcast Group is up $5 million; IPC is up $3 million; ADD Inc. is up $1.3 million, and MRC Telecommunications is up about $200,000. Journal Sentinel Inc. is $8.9 million behind last year due to newsprint price increases and lost circulation revenue since the newspapers merged in April. NorthStar Print Group Inc., which had a loss after 10 periods of 1994, had income of $372,000 this year.

          Our consolidated earnings from continuing operations year-to-date were $53 million, compared to $53.9 million last year. In the third quarter, which includes accounting period 7, 8, 9 and 10, earnings were $20.7 million, up $400,000, or 2%, from last year's $20.3 million. Earnings from IPC were up significantly in the third quarter this year.

          Consolidated revenue year-to-date from continuing operations was $446.2 million, up 15.8% from last years $385.3 million.

          Dividends this year have totaled $1.55 per unit, versus $1.35 last year. This year there were special dividends of 10 cents in June and again in September. The special dividends were to help unitholders, most of whom have stock loans, adjust to higher interest rates. At the end of 10 accounting periods, the option price was $36.17, or 90 cents more than a year ago. The total yield, the option price increase plus the dividends in the past 12 months, has been 8.5%.

          At Journal Sentinel Inc., revenue year-to-date has been $162.9 million, up less than 1% over last years $161.7 million. Earnings were $24.8 million, down significantly from last year's $33.7 million. A major reason for this decline in earnings is the unprecedented rapid rise in the price of newsprint, which is costing Journal Sentinel $8.6 million more than last year. Several efforts to conserve newsprint, including reducing the width of the web from 55 inches to 54 1/2 inches, have been implemented for the fourth quarter. Circulation is conducting an ambitious subscription drive in which new full rate subscribers are receiving free gift certificates from local retail and food stores.

          Journal Broadcast Group Inc. reported revenue for 10 periods at $54.7 million, up 20% from last year's total, $45.6 million. Operating earnings were $14.7 million. One year ago, operating earnings were $9.7 million. The Milwaukee television station, WTMJ-TV, led the increase, up $2.8 million, and is No. 1 in households in every weekday newscast. Our Las Vegas station, KTNV-TV, had earnings up $800,000 over last year. And the Omaha radio stations, acquired in January, contributed $530,000 in earnings.


          ADD Inc. had revenue of $64.3 million, up 18% over last years $54.4 million. Earnings were $10.7 million, up 13.6% from $9.4 million last year. In the third quarter, Mega Direct, a direct marketing company based in Clearwater, Fla., contributed $560,000 in earnings on revenue of $5 million. Mega Direct was acquired by ADD inc. in June.

          IPC Software/Publishing Services had revenue of $87.9 million; last year the figure was $48.4 million. Earnings were $5.2 million, a $3 million increase from $2.2 million in 1994. The California printing operations, which had start-up difficulties in 1994, have been producing strong profits this year. We are hopeful that a new contract with Microsoft Corp. will have a positive impact on the European operation.

          NorthStar Print Group Inc. had revenue of $41.5 million, down from $44.4 million last year. Operating earnings were $372,000, which is an improvement over a loss of $273,000 last year. The Milwaukee plant is focused on improved operational performance, and NorthStar is targeting international sales opportunities, including printing beer labels for Brazil's Brahma Brewing.


          MRC Telecommunications Inc. had revenue of $30.7 million, up 15.7% from the $26.5 million a year ago, due to increased sales in Norlight's retail business. We also have now had our first full year of revenue from Telephone Associates Long Distance. MRC's year-to-date earnings were 7.9 million, up 3% from $7.7 million last year.

          PrimeNet DataSystems had revenue of $5.3 million, down from $5.9 million last year, as we have restructured the operation to better serve our core customers. Mark Keefe, who took over in early October as PrimeNet president, anticipates a positive earnings result in 1996.

          Working capital for our combined operations was $128.7 million, up from $106 million last year. The large increase is due to the Sale of Perry Printing Corp. this year. Total assets were up slightly to $473.5 million. Stockholders' equity was $370.3 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 8, 1995            Commission file number 0-7831
             (10 Accounting Periods)



                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits

              27   Financial Data Schedule

     (b) Reports on Form 8-K. A Form 8-K was filed during the third quarter on the disposition of substantially all of the assets of Perry Printing Corporation (Perry), a wholly-owned subsidiary of Journal Communications. Included in the 8-K are unaudited pro forma consolidated condensed statements of income for the year ended December 31, 1994, and for the three accounting periods ended March 26, 1995 presenting the operating results of Journal Communications, Inc., excluding the operations of Perry, as if such operations had been disposed of at the beginning of the respective periods. The pro-forma consolidated condensed balance sheet was prepared assuming the Perry disposition took place as of March 26, 1995.




                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date   November 13, 1995             /s/ Robert A. Kahlor
                                        Robert A. Kahlor, Chairman of the
                                        Board



   Date   November 13, 1995             /s/ Peter P. Jarzembinski
                                        Peter P. Jarzembinski, Senior Vice
                                        President of Finance

                                  Exhibit Index


   Exhibit No.     Description

      27           Financial Data Schedule