Form 10-K405
period 1995-12-31
JOURNAL COMMUNICATIONS INC
filed 1996-04-01
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1995.

   Commission File Number:  0-7831

                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

             Wisconsin                          39-0382060
    (State of incorporation)          (I.R.S. Employer identification number)

                333 West State Street, Milwaukee, Wisconsin 53203
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (414) 224-2374

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 13, 1996:

        Class                             Outstanding at March 13, 1996
     Common stock, par value $0.25                       13,476,678

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders, to be held June 4, 1996, are incorporated by reference in
   Part III.

                                     PART I
                               ITEM 1.   BUSINESS

   The Registrant is a diversified communications and media company. Its 1995 revenues, broken down by business segments, were: publishing - 44.5%; printing - 34.2%; broadcast - 12.6%; telecommunications - 6.7%, and direct marketing - 2.0%. Material developments in the Registrant's business in 1995 included: the launching of a new Milwaukee newspaper from the merger of its two daily newspapers; the acquisition of its first radio duopoly (in Omaha) and reaching an agreement to acquire a second multi-station radio operation (in Tucson); extending its label printing market into Latin America; the divestiture of Perry Printing Corporation, a long-run printer of magazines and catalogs; the launching of a major expansion of its fiber optic network in northern Wisconsin; the acquisition of a direct mail business; the adverse impact on earnings of a forty percent (40%) increase in the price of newsprint, and the final
   payment that settled a 16-year patent infringement lawsuit.    In addition
   to the information provided below, see Item 6, "Selected Financial Data,"
   Item 7, "Management Discussion and Analysis" and Item 8, "Consolidated Financial Statements and Supplementary Data."

   The following indicates the percent of consolidated revenues derived from the activities noted for the past three (3) years:

        Source                  1995        1994         1993
     Publications              44.5%       42.2%        44.1%
       Advertising             35.3        32.7         33.6
       Circulation              9.2         9.5         10.5
     Broadcast                 12.6        10.0          9.8
     Commercial Printing       34.2        40.9         40.4
     Telecommunications         6.7         5.7          5.7
     Direct Marketing           2.0         1.2          0.0

   Publishing

   Journal Sentinel Inc., a wholly-owned subsidiary of the Registrant, publishes the major daily newspaper in the Milwaukee, Wisconsin, market. Prior to April 2, 1995, it had published the evening Milwaukee Journal (The Journal) since 1882, the Sunday edition of The Journal (Sunday Journal) since 1911, and the morning Milwaukee Sentinel (the Sentinel) since it was acquired in 1962. On April 2, 1995, both daily newspapers were merged and became one morning newspaper, the Milwaukee Journal Sentinel. Average paid circulation for the twelve months ended March 31, 1995, for the last five years, as audited by the Audit Bureau of Circulation, was:

                       1995      1994      1993     1992    1991

   Journal          211,801    228,454   238,351   240,566  260,480
   Sentinel         173,895    173,019   171,271   166,085  172,772
   Sunday Journal   486,422    492,425   490,077   490,361  497,777

   Since the newspapers were combined, average daily paid circulation for the six months ended September 30, 1995, as provided to the Audit Bureau of Circulations, was 309,137.

   Advertising volume in column inches and units for the Company's Milwaukee newspapers for the last five calendar years was:

                                 (in thousands)
                     1995       1994      1993      1992     1991
   Column Inches
     Full Run       2,289.7    2,666.0   2,657.6   2,619.0  2,526.8
     Part Run         257.1      213.4     260.9     181.3    195.5
   Units
     Preprint           2.8        2.4       1.9       1.6      1.5

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

   One other daily newspaper, The Freeman, is published in Waukesha and is circulated in portions of Waukesha County. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Madison Capitol-Times, Wisconsin State Journal and New York Times are sold in the Milwaukee market. Journal Sentinel Inc.'s newspaper also competes for advertising revenue or support with five (5) network-affiliated commercial television stations, five (5) independent television stations (two (2) of which are low power television stations), two public television stations and 34 AM and FM radio stations located in the four-county market, several cable television companies and several direct mail services. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

   The Milwaukee Journal Sentinel maintains news bureau offices in Madison, Wisconsin, and Washington, D.C. It also has suburban bureaus in Waukesha and Cedarburg and correspondents based in West Bend and Stevens Point, Wisconsin. The Journal Sentinel is a member of the Associated Press and subscribes to these wire services: the Washington Post-Los Angeles Times News Service, the New York Times News Service, the Knight-Ridder News Service and the feature portion of the Gannett News Service. The Journal Sentinel is also a contributing member of the Scripps Howard News Service.

   The April 1995 merger resulted in a work-force reduction. Severance, early retirement payments and other non-recurring costs associated with the launch of the Milwaukee Journal Sentinel resulted in a pre-tax charge of $17.5 million.

   During 1995, while the cost of newsprint increased by 40%, newsprint consumption at the Milwaukee newspapers was higher than the prior year. Newsprint is purchased from four Canadian and two American suppliers. Supplies for 1996 are considered sufficient and newsprint costs are expected to stabilize.

   The Registrant also publishes, through its ADD, Inc. subsidiary, eight (8) weekly newspapers in southwestern Connecticut; six (6) weekly newspapers and one (1) monthly controlled-circulation business publication in Wisconsin; three (3) weekly newspapers and one (1) daily newspaper in Florida; forty-six (46) shopper publications, with twenty-two (22) in Wisconsin, fifteen (15) in Ohio, two (2) in Florida, two (2) in Pennsylvania, two (2) in Vermont, one (1) in Georgia, one (1) in Louisiana and one (1) in New York; three (3) paid auto publications, with two (2) in Louisiana and one (1) in Wisconsin; two (2) paid boating publications, with one in Louisiana and one in Florida; three (3) free auto publications in Ohio; two (2) free monthly Health & Fitness publications, with one (1) in Pennsylvania and one (1) in Louisiana; six (6) monthly real estate publications and two (2) senior citizens' publications in Ohio published six (6) times per year, and one (1) nationwide electronic classified advertising database.

   Printing

   Imperial Printing Company, a wholly-owned subsidiary acquired on October 6, 1992, specializes in the production of short to medium runs (1,000 to 50,000 copies) of medical, legal and technical journals for various trade associations, documentation manuals for hardware and software manufacturers and the duplication of CD-ROM's, floppy disks and computer tapes. Imperial is based in St. Joseph, Michigan, and has additional operations in Fremont, San Jose and Irvine, California and Roncq, France. No supply restrictions are anticipated in 1996 for the raw materials Imperial utilizes.

   In June 1994, the heat-set web offset operations of Perry Printing Corporation ("Old Perry"), a wholly-owned subsidiary of the Registrant, were spun off into a new subsidiary corporation. Perry Printing Corporation changed its name to NorthStar Print Group, Inc., and the name of the new corporation, a subsidiary of NorthStar Print Group, Inc., was changed to Perry Printing Corporation ("New Perry"). The assets and business of New Perry were sold in May 1995 for $95 million plus the assumption of trade and other liabilities. Payment was made by the issuance of 115,000 shares of the buyer's preferred stock with a value of $11.5 million and the delivery of the balance in cash.

   NorthStar Print Group, Inc., a wholly-owned subsidiary of the Registrant, the continuing portion of Old Perry, is headquartered in Brown Deer, Wisconsin, and has manufacturing operations in Brown Deer, Green Bay and Watertown, Wisconsin, and Norway, Michigan. It employs a wide array of printing technologies in the various markets it serves. These include sheed-fed offset, rotogravure and flexographic processes that are used to print point-of-purchase materials, labels for consumer goods and industry manufacturers (including in-mold labels), and out-of-home media. NorthStar Print Group, Inc., is one of the nation's largest producers of beer bottle labels and completed an arrangement in 1995 to extend its label market to the largest beer brewer in Brazil. Its supply of raw materials is considered adequate. NorthStar remains the owner of the properties in Waterloo, Wisconsin, that are being leased to New Perry.

   Trumbull Printing, Inc., though a wholly-owned subsidiary of the Registrant, is managed by a subsidiary of ADD, Inc. that is co-located in Trumbull, Connecticut. Trumbull Printing, Inc., is a small web offset printer of newspapers and newspaper inserts. Its principal raw materials, paper and ink, are expected to be in sufficient supply at stable prices in 1996.

   Broadcasting

   Journal Broadcast Group, Inc., a wholly-owned subsidiary of the Registrant (formerly known as WTMJ, Inc.), operates three television stations and eleven (11) radio stations in six (6) states. All operate under licenses from the Federal Communications Commission.

   In Milwaukee, Journal Broadcast Group, Inc. has been the pioneer and leading broadcaster since it started AM operations in 1927, FM in 1941 (discontinued 1950-1960) and television in 1947. News reporting and editorial operations at Journal Broadcast Group, Inc., are independent of the Registrant's newspaper operations.

   Registrant's three (3) Milwaukee broadcast operations, WTMJ-TV, WTMJ-AM and WKTI-FM, consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes nine (9) other commercial television stations (including two (2) low power television stations), two (2) noncommercial stations, thirty-four (34) other radio stations, several cable television companies, seven (7) daily newspapers (including one owned by Registrant), and numerous weekly newspapers.

   Journal Broadcast Group, Inc. also operates: KTNV-TV, Las Vegas, Nevada, an ABC affiliate; WSYM-TV, Lansing, Michigan, a Fox affiliate; two radio stations in Wausau, Wisconsin, WSAU-AM and WIFC-FM, both ABC radio affiliates; KQRC-FM, Kansas City/Leavenworth, Kansas, affiliated with The Source/Westwood One network; KEZO-AM, KEZO-FM and KKCD-FM in Omaha, Nebraska where KEZO-AM and KKCD-FM are affiliated with the CBS Spectrum Network, and KMXZ-FM, KKND-AM and KKHG-FM in Tucson, Arizona. WTMJ-TV is affiliated with the NBC network. WTMJ-AM is affiliated with the CBS Radio network, and WKTI-FM is affiliated with the ABC radio network.

   Telecommunications

   MRC Telecommunications, Inc. (MRC), a wholly-owned subsidiary, provides telecommunications services. Its services include terrestrial and satellite transmission of broadcast-quality video signals. In addition, MRC offers state-of-the-art, bulk, network transmission, including SONET
   and bandwidth-on-demand, to other common carriers.   NorLight, Inc., is a
   wholly-owned subsidiary of MRC. NorLight, Inc., MRC's business-to-business service, markets advanced data circuits, frame relay, and switched voice services including domestic, international and calling card services, to medium and large businesses in Wisconsin, Michigan, Minnesota and Illinois where NorLight is authorized by the public service commissions to offer services. NorLight has two wholly-owned subsidiaries, Telephone Associates Long Distance, Inc. (TALD) and Bemidji Long Distance, Inc. (BLD), which provide switched voice services to residential and small business customers in Minnesota, Michigan and Wisconsin.

   MRC Telecommunications, Inc., is a co-founding member of UniSPAN, a national and international consortium of other regional carriers that provide frame relay services.

   Direct Marketing

   PrimeNet Marketing, Inc., a wholly-owned subsidiary, was acquired in January 1994. Located in St. Paul, Minnesota, it is engaged in the business of providing personalized database marketing services to merchandisers and manufacturers, which services include the design and development of database systems; the creation, maintenance and enhancement of data files; the development of personalized communications for the purpose of executing specific promotions; mail processing; receiving orders and/or requests through its 1-800 Response Center, and fulfilling such orders and requests.

   Mega Direct, Inc., was acquired on June 22, 1995, by ADD, Inc., a wholly-owned subsidiary of the Registrant. Mega Direct is a marketing firm that provides complete direct mail services, including design, printing and distribution. It is one of the largest direct mail firms in the country serving the automotive industry.

   Compliance with Environmental Laws

   No operation of the Registrant has suffered material adverse effects from having to bring its operations into compliance with environmental laws.

   Methods of Distribution

   The Registrant's newspapers are distributed through networks of carriers, most of whom are independent contractors. Advertising for Registrant's newspapers and broadcast stations is generally sold by employees, with some national advertising obtained by agents. Sales for the Registrant's commercial printing, telecommunications and direct marketing operations are generally obtained by employees and a limited number of agents.

   Employees

   The Registrant and its subsidiaries, as of December 31, 1995, had approximately 4,510 full-time and 2,040 part-time employees.

   Financial Information About Industry Segments

   Financial information about Registrant's industry segments is presented in
   Note 10 to the Consolidated Financial Statements appearing on pages 27 and 28 of this report.

                               ITEM 2.  PROPERTIES

   Principal properties operated by the Registrant and its subsidiaries are summarized as follows:

   Subsidiary             Location         How Held       Square Footage

   Journal Sentinel Inc.
    (Publishing)
   Offices/Plant          Milwaukee, WI     Owned              464,000
   Garage                 Milwaukee, WI     Owned               67,500
   Distribution
    Centers               Milwaukee, WI     Leased             166,100

   ADD, Inc.
    (Publishing)
   Office/Plant           WI, OH, GA, FL    Owned or Leased    252,500
                          VT, NY, PA, LA

   Hometown Publications, Inc.
    (Publishing)
   Office                 Trumbull, CT      Leased               5,600

   Auto Mart Publishing, Inc.
    (Publishing)
   Office                 Dayton, Columbus  Leased               4,300
                          & Cincinnati, OH

   Mega Direct, Inc.
   (Direct Marketing)
   Office                 Clearwater, FL    Leased              39,700

   Journal Broadcast Group, Inc.
    (Broadcasting)
   Office and Studios     Milwaukee, WI     Owned              101,500
   KTNV-TV Studios        Las Vegas, NV     Owned               20,300
   WSYM-TV Studios        Lansing, MI       Leased              10,300
   WSAU-AM/WIFC-FM
    Studios               Wausau, WI        Owned                5,600
   KQRC-FM Studios        Kansas City/
                          Leavenworth, KS   Leased               3,700
   KEZO-AM/FM & KKCD-FM
    Office and Studios    Omaha, NE         Leased              12,200

   NorthStar Print Group, Inc.
    (Commercial Printing)
   Office/Plant           Brown Deer, WI    Owned              127,300
   Office/Plant           Norway, MI        Owned              101,700
   Office/Plant           Watertown, WI     Owned              201,700

   Label Products & Design Inc.
    (Commercial Printing)
   Office and Plant       Green Bay, WI     Owned               39,600

   PPC Liquidations, Inc.
    (Real Estate Holding)
   Office & Warehouses    Waterloo, WI      Owned              120,000

   Trumbull Printing, Inc.
    (Commercial Printing)
   Office/Plant           Trumbull, CT      Owned               51,600

   Imperial Printing Company
    (Commercial Printing)
   Office/Plant/
    Warehouse             St. Joseph, MI    Leased             318,500
   Office/Plant           Fremont, CA       Leased              98,700
   Office/Plant           Irvine, CA        Leased              49,000
   Office/Plant/
    Warehouse             San Jose, CA      Leased             226,000
   Office/Plant           San Jose, CA      Leased              83,000

   MRC Telecommunications,
   Inc.
    (Fiber optic &        Rubicon, WI       Owned                3,800
    microwave             Skokie, IL        Owned                6,100
    transmission          Afton, WI         Owned                3,800
    services)             Arden Hills, MN   Owned                1,700
                          Minneapolis, MN   Leased               2,100
                          Brookfield, WI    Leased              15,600

   NorLight, Inc.
   (Fiber optics
   & microwave
   transmission
   services)
   Office                 Minneapolis, MN   Leased               1,300

   Telephone Associates
    Long Distance, Inc. &
    Bemidji Long          Duluth, MN        Leased               5,200
    Distance, Inc.        Bemidji, MN
   (Long distance
   telecommunications service)

   Nordoc Software Services, S.A.
    (Commercial Printing)
   Office/Plant           Roncq, France     Leased              80,700

   PrimeNet Marketing, Inc.
    (Data Base
    Management)           Mendota Heights,
   Office/Plant           Minnesota         Leased              87,200


                           ITEM 3.  LEGAL PROCEEDINGS
   The Company paid damages of $18.6 million in 1991 and $5.7 million in February 1996 in settlement of a patent infringement lawsuit. Otherwise, the Company is involved in various claims and lawsuits incidental to its business, which, in the opinion of management, will not have a material effect in the aggregate on the Company's financial position or operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.

                   ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

   The executive officers of Registrant, as of March 25, 1996, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 4, 1996, are:

      Name              Age  Office                     Held Since

   Robert A. Kahlor     62   Chairman of the Board/CEO  September 4, 1992
   Steven J. Smith      45   President                  September 4, 1992
   Thomas M. Karavakis  65   Senior Vice President      June 2, 1987
   Douglas G. Kiel      47   Senior Vice President      June 2, 1992
   Keith K. Spore       53   Senior Vice President      September 6, 1995
   Paul M. Bonaiuto     45   Senior Vice President      March 5, 1996
   Robert M. Dye        48   Vice President             June 5, 1990
   Gregory H. Forbes    46   Vice President             June 8, 1993
   Stephen O. Huhta     40   Vice President             June 8, 1993
   Ronald G. Kurtis     48   Vice President             June 8, 1993
   James J. Ditter      34   Vice President             September 6, 1995
   William T. Lutzen    34   Vice President             June 7, 1994
   Daniel L. Harmsen    40   Vice President             March 5, 1996
   Paul E. Kritzer      53   Vice President             June 5, 1990
                             & Secretary                September 1, 1992
   Christine A.
    Farnsworth          47   Assistant Secretary        June 8, 1993

   All of the executive officers of the Registrant except Messrs. Forbes, Bonaiuto and Ditter have been employed by the Company in key management positions for more than five (5) years. Mr. Forbes joined the Company in October 1992 when Imperial Printing Company, of which he was president and owner, was acquired by the Registrant. Mr. Bonaiuto has been Chief Financial Officer of the Registrant since January 1996 and was elected a Senior Vice President in March 1996. Previously Mr. Bonaiuto had been President of NorthStar Print Group, Inc., a subsidiary of the Registrant, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Registrant, from July 1992 to June 1994, and executive vice president of The Peterson Group, Wilmington, Delaware, a private equity investment firm, for the remainder of the past five-year period. Mr. Ditter was elected President of MRC Telecommunications, Inc., a subsidiary of the Registrant, in September 1995 after serving as that company's senior vice president and chief financial officer since August 1992. Prior to that, Mr. Ditter had been the controller of Peck Foods Corporation, Milwaukee.

                                     PART II
                  ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Registrant's common stock. Units representing beneficial interests in the Registrant's common stock can be purchased only by full-time employees with ninety (90) days service and part-timers with two consecutive years of service of one thousand (1,000) hours each year. As of March 13, 1996, the Journal Employes' Stock Trust (the "Trust") owned of record 12,960,000 of the issued common stock shares or 90% of the issued common stock of the Registrant. The Trust issues units, each representing a beneficial interest in one share of the Registrant's stock, to eligible employees ("unitholders"). On March 13, 1996, 2,623 unitholders owned 11,195,983 units (representing 83.1% of Registrant's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 1,764,017 units issued by the Trust were, on the above date, held by personal trusts and employee benefit trusts or by the Company, which are treated as treasury stock and not voted.

   Prior to all meetings of shareholders of the Registrant, the Trustees are required to deliver to each active employee-unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her units.

   Unitholders may sell their units only through procedures, and at a formula price, dictated pursuant to the Stock Trust Agreement and only to other employees designated by President of the Registrant. Whenever a unitholder ceases to be an employee, for any reason except retirement, corporate downsizing or divestiture, he or she must offer his or her units for resale to active employees designated by the President of the Company. Employees who retire may retain a decreasing percentage of their units for up to ten (10) years after the first anniversary of their retirement. All units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and unitholders may transfer units to personal trusts and to charitable, educational or religious trusts. All units held by such trusts are likewise voted by the Trustees of the Stock Trust. As of March 13, 1996, retirees, personal trusts, an employee benefit trust, and other trusts held 5,302,026 units, representing a beneficial interest in 39.3% of the Registrant's outstanding common stock.

   All of the Trustees under the Journal Employes' Stock Trust Agreement are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the units they own individually.

   The Registrant's unit price and dividend history for the past decade are presented in the following table:

                          Employee Stock Ownership Plan

                     Unit       Unit     Unit Price            Total
                     Price      Price    Increase    Cash      Annual
   Year               Begin      End     (Decrease)  Dividend  Return

   1995 - 4th Qtr      35.95    36.24        0.29     0.55       8.3
   1995 - 3rd Qtr      36.12    35.95       (0.17)    0.55
   1995 - 2nd Qtr      35.62    36.12        0.50     0.55
   1995 - 1st Qtr      35.40    35.62        0.22     0.45
   1994 - 4th Qtr      34.97    35.40        0.43     0.55       7.7
   1994 - 3nd Qtr      34.92    34.97        0.05     0.45
   1994 - 2nd Qtr      34.84    34.92        0.08     0.45
   1994 - 1st Qtr      34.64    34.84        0.20     0.45
   1993                33.60    34.64        1.04     1.80       8.5
   1992                32.60    33.60        1.00     1.80       8.6
   1991                31.48    32.60        1.12     1.80       9.3
   1990                29.66    31.48        1.82     1.70      11.9
   1989                26.65    29.66        3.01     1.70      17.7
   1988                23.71    26.65        2.94     1.50      18.7
   1987                20.94    23.71        2.77     1.38      19.8
   1986                18.54    20.94        2.40     1.25      19.7

   In addition to the Journal Employees' Stock Trust, there are two (2) other record holders of stock of the Registrant. The Registrant is not aware of any recent sales of such stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data of the Registrant is presented in the table on following page.


                                                                    JOURNAL COMMUNICATIONS
                                                                      10 YEARS IN REVIEW
                                       1995           1994           1993           1992           1991            1990

    EARNINGS AND DIVIDENDS
    (in thousands of dollars)
      Earnings from continuing
        operations before income
        taxes (6)                    $46,231(5)      $67,831       $67,498         $62,670        $55,458         $48,992
      Net earnings                    44,213          43,867        44,204          41,631         40,035          41,113
      Earnings for option price       43,149          43,867        44,204          41,631         40,626          49,443
      Dividends                       29,157          26,699        25,156          25,244         25,358          24,192
      Earnings retained               15,057          17,168        19,048          16,387         14,677          16,921

    PER SHARE
      Net earnings                     $3.18           $3.13         $3.16           $2.97          $2.84           $2.89
      Earnings for option price         3.10            3.13          3.16            2.97           2.88            3.47
      Dividends                         2.10            1.90          1.80            1.80           1.80            1.70
      Book value                       26.85           26.04         24.76           23.40          22.11           21.54
      Unit option price                36.24           35.40         34.64           33.60          32.60           31.48

    NET SALES (6)
    (in thousands of dollars)
      Publications                  $267,148        $261,303      $244,529        $238,386       $232,756        $235,853
      Broadcast                       74,623          63,445        54,851          52,891         52,088          56,456
      Printing                       202,556         151,853       126,401          68,372         60,161          57,852
      Telecommunications              39,977          35,974        32,411          31,256         15,398          12,414
      Direct Marketing                11,578           7,799             -               -              -               -
      Other                                -               -             -               -              -               -
      Eliminations                    (4,050)         (2,793)       (3,501)         (1,814)        (1,631)         (1,462)
                                      ------          ------        ------          ------         ------          ------
    Total net sales                 $591,832        $517,581      $454,691        $389,091       $358,772        $361,113

    OPERATING EXPENSES (6)
    (in thousands of dollars)
      Payroll                       $169,198        $158,450(4)   $137,580(3)     $117,815(2)    $105,151        $102,463
      Materials and component
        services                     172,381         117,320        99,170          75,685         77,576          80,318
      Depreciation and
        amortization                  34,413          29,779        28,335          25,585         24,301          20,442
      Other services                 174,461         145,756       123,675         109,721        101,884         103,084
                                      ------          ------        ------          ------         ------          ------
    Total expenses                  $550,453        $451,305(4)   $388,760(3)     $328,806(2)    $308,912        $306,307

    INVESTED CAPITAL
    (in thousands of dollars)
      Property and equipment (6)    $160,433        $149,687      $135,716        $124,107       $121,665         $83,154
      Net working capital            111,116         107,675       100,780          95,774         93,847         128,859
      Long-term capital                2,762           2,947         3,609           2,251          1,369             608
      Stockholders' equity           366,330         367,429       347,447         328,230        311,772         306,793

      Total assets                   474,738         461,416       437,429         409,863        389,958         401,371
      Percent return on
        stockholders' equity           12.0%           12.6%         13.5%           13.4%          13.1%           14.3%
      Percent return on total
        assets                          9.6%           10.0%         10.8%           10.7%          10.0%           11.3%

                                                                                                Average Annual
                                                                                                  Compound %
                                       1989           1988           1987           1986           Increase

    EARNINGS AND DIVIDENDS
    (in thousands of dollars)
      Earnings from continuing
        operations before income
        taxes (6)                    $69,668         $61,901       $57,048(1)      $58,247           -2.53%
      Net earnings                    54,988          49,633        41,614(1)       38,762            1.47%
      Earnings for option price       54,988          51,745        41,944(1)       38,762            1.20%
      Dividends                       24,374          21,496        19,576          17,783            5.65%
      Earnings retained               30,614          28,137        22,038          20,979           -3.62%

    PER SHARE
      Net earnings                     $3.83           $3.46         $2.93(1)        $2.71            1.79%
      Earnings for option price         3.83            3.61          2.95(1)         2.71            1.51%
      Dividends                         1.70            1.50          1.38            1.25            5.93%
      Book value                       20.08           18.14         16.27           14.02            7.49%
      Unit option price                29.66           26.65         23.71           20.94            6.28%

    NET SALES (6)
    (in thousands of dollars)

      Publications                  $232,371        $222,209      $200,873        $183,504            4.26%
      Broadcast                       54,087          52,744        48,339          45,194            5.73%
      Printing                        55,301          51,427        43,923          45,179           18.14%
      Telecommunications              11,429          11,342        11,539           9,598           17.18%
      Direct Marketing                     -               -             -               -             N.A.
      Other                                -               -         1,986           3,343             N.A.
      Eliminations                    (1,608)           (940)         (767)           (635)            N.A.
                                    --------         -------       -------         -------            -----
    Total net sales                 $351,580        $336,782      $305,893        $286,183            8.41%

    OPERATING EXPENSES (6)
    (in thousands of dollars)
      Payroll                        $98,161         $94,787       $89,029         $83,581            8.15%
      Materials and component
        services                      81,008          79,835        71,183          65,940           11.27%
      Depreciation and
        amortization                  19,536          19,884        14,553          12,631           11.78%
      Other services                  90,756          84,477        76,931          71,042           10.50%
                                      ------         -------       -------         -------           ------
    Total expenses                  $289,461        $278,983      $251,696        $233,194           10.01%

    INVESTED CAPITAL
    (in thousands of dollars)
      Property and equipment (6)     $76,746         $74,789       $66,131         $67,730           10.06%
      Net working capital            125,841         106,805        97,525          81,448            3.51%
      Long-term capital                1,808           2,583         9,072           6,643             N.A.
      Stockholders' equity           288,036         260,002       231,446         200,260            6.94%
      Total assets                   364,860         335,395       307,682         268,902            6.62%
      Percent return on
        stockholders' equity           21.1%           21.4%         20.8%           21.1%
      Percent return on total
        assets                         16.4%           16.1%         15.5%           15.9%

   1) Does not include cumulative effect on prior years of change in accounting for deferred income taxes of $3,571,749 or $0.25 per share in 1987.
   2) Includes full year of Norlight and IPC since Oct. 6.
   3) Includes full year of IPC, and NOrdoc Software Services since Feb 28.
   4) Includes full year of PrimeNet DataSystems.
   5) Does not include gain on sale of Perry Printing Corp. of $14,940,942 or $1.07 per share in 1995.
   6) Figures have been restated to exclude the discontinued operations of Perry Printing Corp.

                   ITEM 7.  MANAGEMENT ANALYSIS AND DISCUSSION

   Consolidated
   Revenue from continuing operations in 1995 was $591.8 million, a 14.3% increase over 1994 revenue of $517.6 million. Revenue from continuing operations in 1993 was $454.7 million. In 1995, operating earnings were $41.4 million, a decrease from 1994 earnings of $66.3 million. The decrease in operating earnings was a result of the one-time newspaper merger charges of $17.5 million and the Webcraft lawsuit settlement of $5.7 million. In 1993, operating earnings were $65.9 million. During 1995, the improving economic conditions and an increase in advertising market share helped to increase advertising revenue and operating profits for the broadcast segment. The printing segment experienced growth through increased revenues in the computer software industry. Operating results, however, declined in the publications segment due to the 40% increase in newsprint prices. The direct marketing segment showed a net loss.

   Publications
   The publications segment includes daily and weekly newspapers, shoppers and specialty publications. In 1995, revenue was $267.1 million, up 2.2% over 1994 and 9.3% better than in 1993. In 1994 and 1993, revenues from this segment were $261.3 million and $244.5 million, respectively. Operating earnings in 1995 were $16 million, including newspaper merger charges of $17.5 million. Without the $17.5 million in merger charges, operating earnings decreased 23.8% from 1994. Operating earning for 1994 were $44 million, an increase of 9.4% over 1993 operating earnings of $40.2 million.
   Journal Sentinel Inc. is the largest company in the publications segment. Revenue in 1995 rose by 1.2% to $212.2 million compared with $209.5 million in 1994. In 1995, operating earnings excluding the merger charge were down 25.7% from the prior year. The decrease in operating earnings was the result of drastic increases in newsprint cost. Newsprint costs are expected to stabilize in 1996. Operating earnings in 1994 were up from 1993 by 14.1%. The increase was the result of increased classified advertising revenue and lower newsprint cost. Advertising revenue in 1995, 1994 and 1993 was $155.9 million, $149.4 million and $138 million, respectively. In 1995, classified revenue was up 6.8% over 1994 due to increased employment lineage and rate increases. Retail advertising revenue increase by 4.2% from 1994. General advertising revenue decreased by 8.5%, as a result of decreased volume. Pre-print revenues rose 1.7% compared with 1994. From 1993 to 1994, classified advertising revenue increased by 14%. Retail advertising revenue was approximately equal to the prior year, while general advertising revenue rose by 21% during the 1993-'94 period. In 1995, circulation revenue was $53.1 million, down 6% from 1994. In 1994, circulation revenue was $56.5 million, while in 1993 it was $55.9 million.
   ADD, Inc. is the other operation in the publications segment. Its 1995 revenue was $54.9 million, a 6% increase over 1994 revenue of $51.8 million. In 1993, revenue was $47.8 million. Operating earnings in 1995 showed a slight decrease from the prior year, decreasing 2.5%. This resulted from the substantial increase in newsprint prices. In 1995, revenue for the Wisconsin and Ohio operations increased by 11.1% and 17.5%, respectively. During 1995, the Wisconsin operations showed significant improvement in operating earnings over the previous year while the Ohio, Louisiana and Pennsylvania operations showed declines.

   Broadcast
   In 1995, revenue was $74.6 million, an increase of 17.6% over 1994 revenue of $63.4 million and 35.9% higher than 1993 revenue of $54.9 million. Operating earnings in 1995 increased 34.6% and 81% over 1994 and 1993, respectively. The 1995 increase was a result of strong national and local advertising sales and excellent ratings at all broadcast operations.
   In 1995, the company's television stations accounted for 68.8% of the segment's revenue and 82.9% of its operating earnings. At the Milwaukee, Las Vegas and Lansing television stations, the operating earnings showed substantial growth over the prior year.
   The company acquired three radio stations in Omaha during 1995. Operating earnings in 1995 for the Milwaukee and Kansas City radio stations were ahead of the 1994 operating results. In 1996, the company acquired three radio stations in Tucson.

   Printing
   The 1995 revenue for NorthStar Print Group, Inc. was $53.9 million, a 6.7% decrease from the prior year's revenue of $57.8 million. In 1993, revenue was $51.8 million. NorthStar increased operating earnings to $0.6 million from an operating loss of $0.7 million in 1994. In 1995, significant operating efficiencies were attained at the Norway/Watertown operation. The Milwaukee and Green Bay operations experienced a decrease in revenue and operating earnings for 1995.
   At Imperial Printing Company, doing business as IPC Software/Publishing Services ("IPC"), 1995 revenue was $122 million, a 66.2% increase over 1994 revenue of $73.4 million The 1995 operating earnings increased by 116.3% compared with 1994. Increased revenue at the Fremont, California, operation contributed to the increase in operating earnings. Nordoc Software Services, located in Roncq, France (near Lille), showed a 97.2% revenue gain, but incurred an operating loss for the year.
   In 1995, revenue for Trumbull Printing Inc. was $14.1 million, a 24.8% increase compared with 1994 revenue of $11.3 million. Revenue in 1994 was up 45.2% over 1993 revenue. In 1995, operating earnings increased by 13.7% from the 1994 results.
   The printing plants of ADD Inc. had revenue of $12.5 million in 1995, a 34.4% increase over 1994 revenue of $9.3 million and 115.5% over 1993 revenue of $5.8 million. In 1995, operating earnings increased by 4.8% from 1994.

   Telecommunications
   In the telecommunications segment, 1995 revenue increased by 11.1% to $40 million. This increase is a result of a substantial increase in the private line circuits sold and MRC Telecommunications, Inc.'s ("MRC") entrance into the "switched voice" services market. NorLight, Inc. purchased the business and substantially all the assets of Telephone Associates Long Distance, Inc. ("TALD") and Bemidji Long Distance, Inc. in mid-1994. TALD and Bemidji are "resellers" of long distance services. Operating earnings at MRC increased by 4.5% in 1995 compared with 1994 and 8.2% compared with 1993.

   Direct Marketing
   PrimeNet Marketing, Inc., doing business as PrimeNet Data Systems, which was purchased on January 11, 1994, experienced a decrease in revenue from $7.8 million in 1994 to $6.9 million in 1995. An operating loss was incurred in both 1995 and 1994 as the company restructured.
   On June 22, 1995, a subsidiary of ADD, Inc. purchased the business and substantially all the assets of Mega Direct, Inc. Mega Direct specializes in customized direct marketing services, primarily for the automotive industry. In 1995, Mega Direct had revenue of $4.7 million and operating earnings of $1 million.

   Newspaper Merger Charges
   On April 2, 1995, Journal Sentinel Inc. merged The Milwaukee Journal and the Milwaukee Sentinel into a morning newspaper called the Milwaukee Journal Sentinel. The merger of the newspapers resulted in a pretax charge of $17.5 million. The charge consisted of $11.3 million in termination benefits for approximately 250 full-time employees and $6.2 million for non-recurring start-up costs of the new newspaper. The 1995 cash outlay of $11.4 million was funded by cash flow from operations and proceeds from the sale of Perry Printing Corporation.

   Other Income and Expenses
   Dividends and interest income were $4.8 million, an increase from $1.7 million in 1994. The 1995 increase was a result of the increase in short-term investments and dividends received from preferred stock. In 1993, this amount was $1.5 million. The company investments in short-term securities have increased due to the proceeds from the sale of Perry.

   Income Taxes
   Income taxes were 39.6% of pretax earnings in 1995, 40.1% in 1994 and 39.2% in 1993. The decrease is a result of a change in the effective state tax rate. Permanent tax "differences" exist for goodwill amortization for acquisitions before 1993 and the increase in cash surrender value of the company's life insurance investment pool.

   Earnings from Continuing Operations
   Earnings from continuing operations of $27.9 million or $2.01 per share in 1995 were $12.7 million or $0.89 per share less than in 1994. The merger charges and the Webcraft settlement reduced 1995 earnings per share by $1.00. Excluding the merger charges and the Webcraft settlement, earnings per share from continuing operations were $3.01 in 1995. In 1993, earnings from continuing operations were $41 million or $2.93 per share.

   Discontinued Operations
   On April 27, 1995, the company sold substantially all the assets used in the business of its wholly-owned subsidiary, Perry Printing Corporation. Perry is a heatset web offset printer of long-run catalogs and publications. The sale of Perry allowed the company to redirect its assets to other segments of the company and earn a better return on investment. As a result, the Perry operations have been accounted for as a discontinued operation.
   Net revenues were $45.9 million, $117 million and $105.9 million in 1995, 1994 and 1993, respectively. Earnings from discontinued operations were $1.4 million, $3.3 million and $3.2 million during the same years.
   The aggregate sale price was approximately $95 million plus the assumption of trade and other liabilities. Payment was made by the issuance of 115,000 shares of the buyer's preferred stock with a value of $11.5 million and the payment of the balance in cash.
   Proceeds were used to fund the ADD, Inc. and Journal Broadcast Group acquisitions, the Journal Sentinel merger charges and increase the cash reserves.

   Net Earnings
   Net earnings from 1995 were $44.2 million or $3.18 per share, versus net earnings of $43.9 million, or $3.13 per share in 1994. In 1993, net earnings for the year were $44.2 million or $3.16 per share.

   Liquidity and Capital Resources
   Cash provided by continuing operations, which is a significant source of the company's liquidity, totaled $43.2 million in 1995, $59.3 million in 1994 and $54 million in 1993.
   Principal uses of cash during this period were for property and equipment expenditures and acquisitions. Capital expenditures for property and equipment were $33.4 million, $36.6 million and $31.2 million in 1995, 1994 and 1993, respectively. In 1996, capital expenditures are expected to approximate the 1995 level. The company also has remained active in acquiring other businesses. Cash used for acquisitions was $22.8 million in 1995, $12.7 million in 1994 and $1.6 million in 1993. During 1995, the company made acquisitions that expanded its broadcast, shopper and direct marketing operations. In late January and early February 1996, the company acquired three radio stations in Tucson, Arizona. The cash purchase price was approximately $16.1 million.
   Cash provided by discontinued operations was $82.8 million, $7.2 million and $5.4 million in 1995, 1994 and 1993, respectively.
   Cash used for financing activities was: 1995 - $46.5 million; 1994 - $24.8 million; and 1993 - $23.7 million. Dividends paid during 1995 were $29.2 million, or $2.10 per share. This compares with $26.7 million ($1.90 per share) in 1994 and $25.2 million ($1.80 per share) in 1993.
   Net working capital at the end of 1995 increased by $3.4 million to $111.1 million. Commitments for television programs not yet produced as of December 31, 1995, were $9 million. The company has traditionally not used debt as a source of funds.

   Effect of Inflation
   The company's results of operations and financial conditions have not been significantly affected by general inflation. The company has reduced the effect of rising costs through improvements in productivity, cost containment programs and, where the competitive environment permits, increased selling prices. See publications section for discussion on impact of newsprint costs.

                   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

   The Financial Statements with Report of Independent Public Auditors are presented on the pages immediately following.



   Report of Ernst & Young LLP, Independent Auditors



   The Board of Directors
     and Stockholders
   Journal Communications Inc.


     We have audited the accompanying consolidated balance sheets of Journal Communications Inc. as of December 31, 1995 and 1994, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index in Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


                                                   ERNST & YOUNG LLP

   Milwaukee, Wisconsin
   February 13, 1996

                           JOURNAL COMMUNICATIONS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        December 31
     ASSETS                                        1995          1994
   Current assets:
     Cash                                       $10,133,273  $ 12,884,740
     Short-term investments (Note 1)             61,362,172    38,964,215
     Receivables, net (Note 1)                   94,670,354    81,386,307
     Inventories (Note 1)                        31,292,261    25,443,053
     Prepaid expenses                             9,211,795    10,249,166
     Prepaid income taxes                         4,197,508       454,222
     Deferred income taxes (Note 3)               4,706,000     5,347,000
     Net current assets of discontinued
       operations (Note 9)                                -    16,550,403
                                                -----------   -----------
    Total current assets                        215,573,363   191,279,106

   Property and equipment, at cost:
     Land and land improvements                  11,997,665    10,502,363
     Buildings                                   53,509,836    49,060,730
     Equipment                                  301,388,897   275,766,234
                                                -----------   -----------
                                                366,896,398   335,329,327
     Less accumulated depreciation              206,463,640   185,642,365
                                                -----------   -----------
         Net property and equipment             160,432,758   149,686,962
   Net non-current assets of discontinued
     operations (Note 9)                             -         49,924,513
   Goodwill (Note 1)                              33,258,717   28,864,047
   Other intangible assets, net (Note 1)          34,798,493   24,287,121
   Corporate life insurance investment pool       16,390,303   14,208,090
   Other assets (Note 9)                          14,284,589    3,166,028
                                                ------------ ------------
                                                $474,738,223 $461,415,867
                                                ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                           $ 33,591,498 $ 31,363,719
     Accrued compensation                         18,241,478   19,856,229
     Customer service deposits                    11,705,228   11,823,750
     Accrued employee benefits (Note 2)           21,166,388   12,442,829
     Other current liabilities                    12,864,104    4,916,352
     Current portion of long-term obligations      6,889,035    3,201,437
                                                ------------  -----------
          Total current liabilities              104,457,731   83,604,316

   Long-term obligations (Note 5)                  2,761,802    2,946,636
   Deferred income taxes (Note 3)                  1,189,000    7,436,000

   Stockholders' equity (Note 6):
     Common stock, $.25 par value; authorized
       and issued 14,400,000 shares                3,600,000    3,600,000
     Retained earnings                           390,278,614  373,625,977
     Treasury stock, at cost (Note 6)            (27,548,924)  (9,797,062)
                                                ------------  -----------
        Total stockholders' equity               366,329,690  367,428,915
                                                ------------  -----------
                                                $474,738,223 $461,415,867
                                                ============ ============

                             See accompanying notes.

                           JOURNAL COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                               Years ended December 31
                                         1995          1994         1993
   Continuing operations:
      Operating revenue:
       Publications:
         Advertising                 $208,857,471  $198,214,122  $182,536,690
         Circulation                   54,499,666    57,951,504    57,272,146
         Other                          3,790,626     5,137,396     4,720,547
       Broadcast                       74,623,031    63,444,709    54,850,495
       Printing                       202,556,016   151,853,351   126,401,157
       Telecommunications              39,977,523    35,973,931    32,411,290
       Direct Marketing                11,577,881     7,799,072          -
       Eliminations                    (4,049,726)   (2,793,364)   (3,501,062)
                                     ------------   -----------    ----------
                                     $591,832,488  $517,580,721  $454,691,263
     Operating costs and expenses:
       Cost of sales                  346,144,072   289,383,027   250,260,769
       Selling and administrative
         expenses                     181,091,296   161,922,335   138,499,227
       Merger and litigation
         charges(Notes 4 & 8)          23,218,055          -             -
                                      -----------   -----------   -----------
                                      550,453,423   451,305,362   388,759,996

     Operating earnings                41,379,065    66,275,359    65,931,267
     Other income(deductions):
       Dividends and interest - net     4,806,225     1,668,931     1,542,596
       Gain(loss) on sale of assets        45,629      (113,566)       24,252
                                       ----------    ----------    ----------
                                        4,851,854
                                                      1,555,365     1,566,848
                                       ----------    ----------    ----------
     Earnings from continuing
     operations before income taxes    46,230,919    67,830,724    67,498,115

     Provision for income taxes
      (Note 3)                         18,330,000    27,230,000    26,460,000
                                       ----------    ----------    ----------
     Earnings from continuing
      operations                       27,900,919    40,600,724    41,038,115
                                       ----------    ----------    ----------
   Discontinued operations (Note 9)
     Earnings, net of applicable
      income taxes of $915,000,
      $2,170,000 and $2,140,000         1,371,473     3,266,421     3,166,003

     Gain on sale, net of
      applicable income tax
      expense of $9,960,000            14,940,942           -             -
                                       ----------    ----------    ----------
   Net Earnings                      $ 44,213,334  $ 43,867,145   $44,204,118
                                       ==========    ==========    ==========
   Earnings per share (Note 1)
     Continuing operations                  $2.01         $2.90         $2.93
     Discontinued operations                 1.17          0.23          0.23
                                           ------         -----         -----
   Net earnings                             $3.18         $3.13         $3.16
                                            =====         =====         =====


                             See accompanying notes.

                           JOURNAL COMMUNICATIONS INC.
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                        Years ended December 31
                                      1995           1994           1993
   Retained earnings:

     Balance at beginning
      of year                     $373,625,977  $355,878,873  $336,553,427

     Net earnings                   44,213,334    43,867,145    44,204,118

     Cash dividends (per share,
     1995 $2.10, 1994 $1.90,
     1993 $1.80)                   (29,156,648)  (26,699,455)  (25,156,340)

     Treasury stock transactions
     (Note 6)                          616,303       416,530       365,145

     Currency translation
     adjustment                        979,648       162,884       (87,477)
                                   -----------   -----------   -----------
     Balance at end of year       $390,278,614  $373,625,977  $355,878,873
                                   ===========    ==========   ===========


                             See accompanying notes.

                           JOURNAL COMMUNICATIONS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Years ended December 31
                                           1995         1994           1993

   Cash flow from operating
    activities:
    Earnings from continuing
     operations:                    $27,900,919   $40,600,724    $41,038,115
     Adjustments for non-cash
      items:
        Depreciation and
        amortization                 34,413,368    29,778,626     28,335,179
        Deferred income taxes        (5,610,000)     (400,000)    (1,200,000)
        Net loss (gain) from sales
        of assets                       (45,629)      113,566        (24,252)
        Change in:
          Receivables               (15,892,523)  (15,991,602)   (11,033,367)
          Inventories                (5,414,490)   (8,057,754)    (1,492,355)
          Accounts payable            7,814,280     7,814,136     (6,566,235)
          Other current assets and
           liabilities of
           continuing operations         22,372     5,429,337      4,936,314
                                     ----------    ----------     ----------

        Net cash provided by
        operating activities         43,188,297    59,287,033     53,993,399

   Cash flow from investing
    activities:
     Proceeds from sales of
      assets                          1,031,417     2,029,798        773,637
     Property and equipment
      expenditures                  (33,406,269)  (36,569,338)   (31,170,841)
     Net (increase) decrease in
      short-term investments        (22,397,956)   11,201,801      3,787,446
     Assets of businesses
      acquired                      (22,773,013)  (12,697,391)    (1,572,769)
     Other - net                     (4,748,507)   (5,189,473)    (5,552,888)
                                     ----------   -----------     ----------
        Net cash used for
         investing activities       (82,294,328)  (41,224,603)   (33,735,415)
                                    -----------   -----------    -----------
        Net cash provided by
         discontinued operations
         (Note 9)                     82,831,605    7,193,410       5,375,462

   Cash flow from financing
    activities:
     Net increase (decrease)in
      long-term obligations            (184,834)     (731,975)     1,232,349
     Purchase of treasury stock     (25,487,943)   (1,834,240)    (3,865,125)
     Sales and distribution of
      treasury stock                  8,352,384      4,485,108      4,122,332
     Cash dividends                 (29,156,648)  (26,699,455)   (25,156,340)
                                    -----------   -----------    -----------
        Net cash used for
        financing activities        (46,477,041)  (24,780,562)   (23,666,784)
                                    -----------   -----------    -----------
   Net increase (decrease)
    in cash                          (2,751,467)      475,278      1,966,662

   Cash at beginning of year         12,884,740    12,409,462     10,442,800
                                     ----------    ----------     ----------
   Cash at end of year              $10,133,273   $12,884,740    $12,409,462
                                     ==========    ==========     ==========
   Cash paid for income taxes       $47,557,000   $29,108,000    $31,122,000
                                     ==========    ==========     ==========

                             See accompanying notes.

                           JOURNAL COMMUNICATIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


   l.Principal accounting policies

     Basis of consolidation - The consolidated financial statements include the accounts of Journal Communications, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

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

     Receivables - Allowance for doubtful accounts at December 31, 1995 and 1994 was $2,475,670 and $2,065,012, respectively.

     Inventories - Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at December 31, consist of the following:

                                     1995           1994
     Paper and Supplies       $19,142,582    $15,265,140
     Work in Process            4,559,107      4,812,159
     Finished Goods             7,590,572      5,365,754
                               ----------     ----------
                              $31,292,261    $25,443,053
                               ==========     ==========

     Property and equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is computed principally using the straight-line method.

     Goodwill - Goodwill arising from acquisitions subsequent to November 1, 1970, is amortized on a straight-line basis over 40 years. Goodwill prior to November 1, 1970, is amortized when it is determined that such intangible assets have a limited useful life. At December 31, 1995, $3,095,000 of goodwill was not being amortized. Accumulated amortization at December 31, 1995 and 1994 was $9,567,294 and $8,662,555, respectively.

     Other intangible assets - Identifiable intangible assets resulting from acquisitions are amortized on a straight-line basis for a period up to 30 years. Accumulated amortization relating to intangible assets at December 31, 1995 and 1994 was $22,989,814 and $17,923,152 respectively.
     Other intangible assets also include the costs of television program contracts, recorded under the gross method, which are deferred and amortized over the estimated number of runs of the related programs.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 presentation.

   2.Employee benefit plans

     Contributory and noncontributory pension and savings plans cover substantially all employees. The amount charged against earnings with respect to all of these plans was $9,908,000, of which $4.0 million relates to the merger of the newspapers, $6,225,000, and $5,712,000 in 1995, 1994 and 1993, respectively.

     Net pension cost for the defined benefit plan includes the following components:

                                            (thousands of dollars)
                                      1995         1994       1993
    Service cost                     $ 2,068      $2,481      $2,233
    Interest on projected
      benefit obligation               6,015       5,526       5,551
    Return on plan assets            (10,644)        865      (4,768)
    One-time recognition of
     costs related to newspaper
     merger                            4,000           -           -
    Net amortization and deferral      4,860      (6,570)       (683)
                                     -------     -------      ------
    Net pension cost                  $6,299      $2,302      $2,333
                                       =====       =====       =====

     Actuarial assumptions used to project the benefit obligations and the net pension cost were:

                                                 1995    1994        1993

    Discount rate                               7.50%    8.00%      7.25%
    Rate of increase in compensation
     levels                                     5.00%    5.25%      4.75%
    Expected long-term rate of return on
     plan assets                                9.50%    9.50%      9.50%

   The assets of the plan consist primarily of government and other bonds and listed stocks. The accrued pension liability at December 31, 1995 and 1994 was $10,199,000 and $7,715,000, respectively.

   The funded status of the plan at December 31 was as follows:


                                                    (thousands of dollars)
                                                        1995       1994

    Actuarial present value of
     benefit obligations:
      Vested benefits                                  $67,428    $60,232
      Nonvested benefits                                 2,949      3,074
                                                       -------    -------
       Accumulated benefit obligation                   70,377     63,306
       Effect of projected
        compensation levels                             13,396     13,073
                                                       -------    -------
      Projected benefit obligation                      83,733     76,379
      Less: plan assets at fair value                   63,047     57,342
                                                        ------     ------
      Projected benefit obligation
       in excess of plan assets                        $20,726    $19,037
                                                        ======     ======


     On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This standard requires that the expected cost of postretirement health and life insurance benefits be charged to expense during the years the employees render service. The Company has elected to amortize the unfunded obligation of $25,324,000 at January 1, 1993 over a period of 20 years. Postretirement benefit expense includes the following components:


                                                  (thousands of dollars)
                                                      1995   1994    1993
     Service cost                                     $433   $572    $454
     Interest cost on accumulated
       postretirement benefit obligation             2,067  1,991   2,073
     Amortization of transition obligation           1,139  1,266   1,266
     One-time recognition of costs related
       to newspaper merger                           2,092      -       -
                                                     -----  -----   -----
     Postretirement benefit expense                 $5,731 $3,829  $3,793
                                                     =====  =====   =====


       The funded status of the plans on an aggregate basis at December 31 was as follows:

                                                      (thousands of dollars)
                                                          1995         1994
   Accumulated postretirement
    benefit obligation:
     Retirees                                            $19,756    $15,156
     Fully eligible participants                             855      1,645
     Other active participants                             7,859      8,131
                                                          -------    ------
   Total accumulated postretirement benefit obligation    28,470     24,932
   Unrecognized actuarial gain (loss)                     (1,655)       837

   Less:  Unrecognized transition obligation              18,871     22,102
                                                          -------    ------
   Accrued postretirement benefit cost liability         $ 7,944    $ 3,667
                                                          ======     ======

     The assumed health care costs trend rates used in measuring the accumulated postretirement benefit obligation (APBO) for pre-age retirees for 1996 are 9.0% grading down to 5.0% in 2010 and thereafter, and for 1995 was 9.5% grading down to 5.5% in 2008 and thereafter, and for post-age (65) retirees for 1996 are 8.0% grading down to 5.0% in 2006 and thereafter, and 1995 was 8.5% grading down to 5.5% in 2004 and thereafter. The benefit cost trend rates have a significant effect on the amounts reported. The impact of a 1% increase in the health care cost trend rates would have increased the APBO 5.4% at December 31, 1995, and would have increased the aggregate service cost and interest cost components of the postretirement benefit expense by 6.7%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.0% for 1995 and 1994, respectively.

   3. Income Taxes

     The provision for income taxes consists of the following:


                       (thousands of dollars)
                      1995      1994      1993
     Current
       Federal      $18,670   $21,400   $21,870
       State          5,270     6,230     5,790
                    -------   -------   -------
                     23,940    27,630    27,660
     Deferred        (5,610)     (400)   (1,200)
                    -------   -------   -------
                    $18,330   $27,230   $26,460
                    =======   =======   =======

   The components of net deferred taxes as of December 31 were as follows:

                                                  (thousands of dollars)
    Deferred tax assets:                             1995          1994
       Accrued compensation and
           employee benefits                      $ 9,520        $ 6,902
       Intangible assets                              569            896
       Inventories                                    390             49
       Accounts receivable                            855            648
       Domestic loss carryforwards                  2,491          1,056
       Foreign loss carryforwards                   1,121             -
       Other                                          540            687
                                                  -------        -------
       Total deferred tax assets                   15,486         10,238

     Deferred tax liability:
       Property, plant and equipment               11,969         12,327
                                                  -------        -------
          Net deferred tax asset (liability)
           included in balance sheet              $ 3,517        $(2,089)
                                                  =======        =======

   4.     Litigation

     In November 1995, a judgement was issued against the Company for $8.4 million in connection with a patent infringement lawsuit. In February 1996, the judgement was settled for $5.7 million, which has been recorded in fiscal 1995. The settlement fully relieves the Company of all past and future obligations under this matter.

   5.     Long-term obligations

                                                   December 31,
                                           1995                1994
     Note payable,8%, due June 1996     $4,458,565          $        -
     Capital lease & other obligations,
      average interest 8% in 1995        1,510,508           1,924,895
     Television program contracts,
      due through 1999                   3,681,764           4,223,178
                                        ----------          ----------
                                         9,650,837           6,148,073
     Less current portion                6,889,035           3,201,437
                                        ----------          ----------

                                        $2,761,802          $2,946,636
                                        ==========          ==========

     In addition, the Company has the rights to broadcast certain television programs during the years 1996-2000 under contracts aggregating $8,964,075.


   6.     Stockholders' equity

     The Company periodically purchases units of beneficial interest in The Journal Employees' Stock Trust (JESTA) for use in its Incentive Compensation Plan and for resale to its employees. Treasury stock activity is as follows:

                                  1995                       1994                       1993
                            Units        Amount        Units       Amount        Units      Amount

   Beginning Balance       291,249    $ 9,797,062     366,574   $12,031,400     375,214   $11,923,462
   Purchases               699,608     25,487,943      52,500     1,834,241     112,245     3,865,125
   Sales                  (232,275)    (7,736,081)   (127,825)   (4,068,579)   (120,885)   (3,757,187)
                          --------     ----------     -------    ----------     -------    ----------
   Ending Balance          758,582    $27,548,924     291,249    $9,797,062     366,574   $12,031,400
                          ========     ==========     =======    ==========     =======    ==========
   Gain on sales                         $616,303                  $416,530                  $365,145
                                         ========                   =======                   =======



   7.     Acquisitions

     On January 24, 1995 and February 1, 1995, the Company acquired the business and substantially all of the assets of KEZO-FM, KEZO-AM and KKCD-FM in Omaha, Nebraska. The combined cash purchase price was approximately $12.7 million.

     On June 22, 1995, the Company acquired the business and substantially all of the assets of Mega Direct, a direct marketing company based in Clearwater, Florida, at a purchase price of approximately $8 million.

     The acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in the Company's consolidated financial statements from the dates of acquisition. Had KEZO-FM, KEZ0-AM, KKCD-FM and Mega Direct been acquired as of January 1, 1995, the effect of the acquisitions on the Company's consolidated results of operations would not have been material.

   8.     Merger Charges

     On April 2, 1995, Journal Sentinel Inc. merged The Milwaukee Journal and the Milwaukee Sentinel into a morning newspaper called the Milwaukee Journal Sentinel. This resulted in a pretax charge of $17.5 million, which consisted of $11.3 million in termination benefits for approximately 250 employees and $6.2 million for other nonrecurring costs associated with the launch of the new newspaper. In 1995, $5.2 million of the termination benefits and all of the other costs were paid.

   9.     Discontinued Operations

     Effective April 27, 1995, the Company sold substantially all the assets used in the business of its wholly owned subsidiary, Perry Printing Corporation ("Perry"). Perry was a heatset web offset printer of long run catalogs and publications. The assets sold consisted of accounts receivable, inventories, fixtures, equipment and certain real estate.

     The Perry operations have been reflected as discontinued operations,and accordingly, prior period financial statements have been restated to reflect this treatment.

     Net revenues of discontinued operations were as follows:

                          1995            1994           1993

   Net Revenues       $45,945,666    $116,967,239     $105,914,558

          The sale price was approximately $95 million, which included 115,000 shares of the buyer's preferred stock with a value of $11.5 million, plus the assumption of trade and other liabilities by the buyer. The Company has recorded an after tax gain on the sale of $14.9 million.

   10.    Segment analysis

          Journal Communications, Inc. is an employee-owned, diversified communications company with operations in 16 states and France.
          The Company's principal lines of business are publishing, broadcasting, printing, telecommunications and direct marketing. The Milwaukee Journal Sentinel and 75 paid and free periodicals are published. The broadcasting business consists of eight radio and three television stations. The printing of short-run publications, circulars and periodicals, computer software documentation and diskette duplication, quality labels and packaging and promotional materials is provided by the printing business. The telecommunications business provides a full range of services with one of the largest digital networks in the Midwest. Personalized direct marketing services are provided to merchandisers and manufacturers.

                                                     (thousands of dollars)
                                              Sales                          Earnings
                                   1995       1994       1993        1995      1994       1993

   Publications                  $267,148   $261,303   $244,529     $16,020   $43,998    $40,212
   Broadcast                       74,623     63,445     54,851      19,644    14,589     10,853
   Printing                       202,556    151,853    126,401       8,124     3,477      8,132
   Telecommunications              39,977     35,974     32,411       9,429     9,023      8,715
   Direct Marketing                11,578      7,799       --        (2,652)   (1,487)       --
   Corporate & eliminations        (4,050)    (2,793)    (3,501)     (9,186)   (3,325)    (1,981)
                                 --------   --------   --------     -------   -------    -------
                                 $591,832   $517,581   $454,691      41,379    66,275     65,931
                                 ========   ========   ========
   Corporate - other income                                           4,852     1,556      1,567
                                                                    -------   -------    -------
   Earnings before income taxes                                     $46,231   $67,831    $67,498
                                                                    =======   =======    =======

                                          December 31
                      Identifiable total assets             Depreciation              Capital expenditures
                       1995      1994        1993      1995      1994      1993      1995      1994      1993

   Publications     $ 94,106   $ 90,175   $ 91,249   $ 5,937   $ 5,393   $ 5,698   $ 8,303   $ 7,320   $ 8,329
   Broadcast          66,843     52,268     50,347     2,961     2,811     2,586     3,641     4,310     3,451
   Printing          139,211    116,371     86,051     7,832     6,303     4,725    16,785    17,322    13,756
   Telecom-
    munications       55,216     61,172     56,024     7,446     7,265     6,843     2,612     6,404     5,206
   Direct
    Marketing         19,471      9,214       --         829       629      --       1,594       923        --
   Corporate          99,891     65,741     67,444       207       149       121       471       290       429
                     -------    -------    -------    ------    ------    ------   -------   -------   -------
                    $474,738   $394,941   $351,115   $25,212   $22,550   $19,973   $33,406   $36,569   $31,171
                     =======   ========    =======   =======    ======   =======   =======   =======   =======


              ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
                      ITEM 10.  DIRECTORS OF THE REGISTRANT

   Directors Anderson, Barr, Christman, D'Alexander, Davis, Knoche, Koenan Woodall and Thomas are members of the Unitholders Council who were selected by unitholders to be nominated for election to the Board of Directors. Messrs. Bonaiuto, Ditter, Forbes, Davis and Thomas and Ms. D'Alexander have less than five years of service with the Company. The other directors, except for Mr. Meissner, have been employed by the Company or its subsidiaries in key management positions for more than five years. Information regarding the executive officers of the Company is set forth in Part I, Item 4A above. Mr. Meissner is Executive Director of the Public Policy Forum, Milwaukee. Additional information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 29, 1996.

                        ITEM 11.  EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 29, 1996.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

   The following chart states the equity ownership of each Director of the Registrant and the chief executive officer and four next most highly compensated individuals who will be named as such in the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission no later than April 29, 1996:

                                                    Units Held   Percent of
                                                      as of      Ownership
                                     Held Office     March 13,   *denotes
     Name                  Age       Since            1996(1)     <1%(2)

   David A. Anderson         44   June 6, 1995          4,630        *
   Margaret E. Barr          48   June 7, 1994          9,700        *
   Paul M. Bonaiuto          45   June 8, 1993         13,000        *
   Sue Ellen Christman       53   June 6, 1995          1,350        *
   Judith M. D'Alexander     48   June 6, 1995            200        *
   John C. Davis             33   June 6, 1995          3,230        *
   James J. Ditter           34   September 6, 1995     2,740        *
   Robert M. Dye             47   March 6, 1990        41,580        *
   Christine A. Farnsworth   47   June 8, 1993         31,550        *
   Gregory H. Forbes         46   June 8, 1993         25,000        *
   Stephen O. Huhta          40   June 8, 1993         26,355        *
   Robert A. Kahlor          62   March 6, 1973        85,435        *
   Thomas M. Karavakis       65   June 5, 1984         77,035        *
   Douglas G. Kiel           47   June 4, 1991         26,300        *
   Eldon M. Knoche           56   June 6, 1995         11,330        *
   M. J. L. Koenan Woodall   29   June 6, 1995          1,495        *
   Paul E. Kritzer           53   June 5, 1990         35,070        *
   Ronald G. Kurtis          48   June 8, 1993         49,800        *
   David G. Meissner         58   June 7, 1988             --(3)     --(3)
   Steven J. Smith           45   June 2, 1987         73,880        *
   Keith K. Spore            53   September 6, 1995    22,000        *
   Christopher S. Thomas     26   June 6, 1995            570        *
   All directors as
    a group(4)                                      5,844,276        45.1%

   (1) A "Unit" represents a beneficial interest in one share of the common stock of Journal Communications, Inc.

   (2) Represents percentage of the 12,960,000 units outstanding on March 13, 1996.

   (3) Mr. Meissner owns no Units but is an officer and director of Matex Inc., which owns 1,320,000 shares of Journal stock. Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc. Mrs. Meissner also has a 33% beneficial interest in 120,000 shares of Journal Communications, Inc. common stock. Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 120,000 shares of Journal stock.

   (4) Each of Messrs. Bonaiuto, Kahlor, Karavakis, Kiel and Smith has voting power arising under the Trust Agreement establishing the Trust in respect to the number of units set forth opposite such individual's name. In addition, as a group as trustees of the Trust, such individuals have voting power arising under the Trust Agreement establishing the Trust, as of March 13, 1996, in respect of 5,302,026 units held by retirees and other former employees of the Registrant, employee benefit trusts, employees' personal trusts and charitable, educational or religious trusts.

   Additional information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 29, 1996.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 29, 1996.

                                     PART IV
                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K


   (a)     1.    Financial Statements and Financial Statement Schedules
           The following consolidated financial statements of the Registrant are included in Item 8:

                                                      Form 10-K
                                                      Page Number
            Consolidated Balance Sheets at
              December 31, 1995, 1994 and 1993            18


            Consolidated Statements of Earnings
              and Retained Earnings for each of
              the three years in the period ended
                 December 31, 1995                        19-20

            Consolidated Statements of Cash Flows
              for each of the three years in the
              period ended December 31, 1995              21

            Notes to Consolidated Financial Statements    22-28

             Financial Statement Schedules:
              Consolidated schedules for each of the
              three years in the period ended
              December 31, 1995:
                 II - Valuation and qualifying accounts   32

           All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      2.   Exhibits
           The exhibits listed below are filed as part of this annual report.


      Exhibits

      ( 3.1) Articles of Association, filed herewith

      ( 3.2) By-Laws [Incorporated by reference to Exhibit 3.1 to Journal
             Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 (Commission File No. 0-7831)]

      ( 9)   Journal Employees' Stock Trust Agreement, dated
             May 15, 1937, as amended, filed herewith

      (10.1) Management Long Term Incentive Plan, filed herewith

      (10.2) Management Annual Incentive Plan, filed herewith

      (21)   Subsidiaries of the Registrant, filed herewith

      (23)   Consent of Independent Auditors, filed herewith

      (27)   Financial Data Schedule, filed herewith

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1994 and 1993



                           Balance at   Additions    Deductions   Balance
                           beginning    charged to     from       at end
                           of  year     earnings     allowances   of year
   Allowance for
    doubtful receivables:

   1995                    $2,065,012   $3,007,365   $2,596,707   $2,475,670
                           ==========   ==========   ==========   ==========
   1994                    $2,500,533   $2,952,136   $3,387,657   $2,065,012
                           ==========   ==========   ==========   ==========
   1993                    $2,612,329   $2,336,437   $2,448,233   $2,500,533
                           ==========   ==========   ==========   ==========


   Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.

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

                                        JOURNAL COMMUNICATIONS, INC.


                                        By: /s/ Robert a. Kahlor
                                        Robert A. Kahlor
                                        Chairman of the Board and CEO


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   /s/ David A. Anderson                                        April 1, 1996
   David A. Anderson, Director

   /s/ Margaret E. Barr                                         April 1, 1996
   Margaret E. Barr, Director

   /s/ Paul M. Bonaiuto                                         April 1, 1996
   Paul M. Bonaiuto, Director & Chief Financial Officer
    (Principal Financial Officer)

   /s/ Sue Ellen Christman                                      April 1, 1996
   Sue Ellen Christman, Director

   /s/ Judith M. D'Alexander                                    April 1, 1996
   Judith M. D'Alexander, Director

   /s/ John C. Davis                                            April 1, 1996
   John C. Davis, Director

   /s/ James J. Ditter                                          April 1, 1996
   James J. Ditter, Director

   /s/ Robert M. Dye                                            April 1, 1996
   Robert M. Dye, Director

   /s/ Christine A. Farnsworth                                  April 1, 1996
   Christine A. Farnsworth, Director

   /s/ Gregory H. Forbes                                        April 1, 1996
   Gregory H. Forbes, Director

   /s/ Stephen O. Huhta                                         April 1, 1996
   Stephen O. Huhta, Director

   /s/ Robert A. Kahlor                                         April 1, 1996
   Robert A. Kahlor, Director & Chairman of the Board
   (Principal Executive Officer)

   /s/ Thomas M. Karavakis                                      April 1, 1996
   Thomas M. Karavakis, Director

   /s/ Douglas G. Kiel                                          April 1, 1996
   Douglas G. Kiel, Director

   /s/ Eldon M. Knoche                                          April 1, 1996
   Eldon M. Knoche, Director

   /s/ Mary Jane L. Koenen Woodall                              April 1, 1996
   Mary Jane L. Koenen Woodall, Director

   /s/ Paul E. Kritzer                                          April 1, 1996
   Paul E. Kritzer, Director

   /s/ Ronald G. Kurtis                                         April 1, 1996
   Ronald G. Kurtis, Director

   /s/ David G. Meissner                                        April 1, 1996
   David G. Meissner, Director

   /s/ Steven J. Smith                                          April 1, 1996
   Steven J. Smith, Director

   /s/ Keith K. Spore                                           April 1, 1996
   Keith K. Spore, Director

   /s/ Christopher S. Thomas                                    April 1, 1996
   Christopher S. Thomas, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))


        Exhibits


        ( 3.1)      Articles of Association, filed herewith

        ( 3.2) By-Laws [Incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Current Report on Form 8-K dated March 5, 1996 (Commission File No. 0-7831)]

        ( 9) Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended, filed herewith

        (10.1)      Management Long Term Incentive Plan, filed herewith

        (10.2)      Management Annual Incentive Plan, filed herewith

        (21)        Subsidiaries of the Registrant, filed herewith

        (23)        Consent of Independent Auditors, filed herewith

        (27)        Financial Data Schedule, filed herewith