Form 10-Q
period 1996-03-24
JOURNAL COMMUNICATIONS INC
filed 1996-05-08
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   March 24, 1996
                     (3 Accounting Periods)

   Commission file number 0-7831




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



   Number of share of Common Stock Outstanding - March 24, 1996
   13,476,678

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended March 24, 1996            Commission file number 0-7831
          (3 Accounting Periods)


                                      INDEX

                                                                    Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     March 24, 1996 and December 31, 1995                             2


     Condensed Consolidated Statements of Income
     Three Periods Ended March 24, 1996
     and March 26, 1995                                               3


     Consolidated Condensed Statements of Cash Flows
     Three Periods Ended March 24, 1996
     and March 26, 1995                                               4


     Notes to Consolidated Condensed
     Financial Statements                                             5


     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                       6-7


   Part II. Other Information                                         8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 24, 1996           Commission file number 0-7831
          (3 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      March 24, 1996 and December 31, 1995
                             (Dollars in thousands)

   ASSETS                                           3/24/96       12/31/95
                                                   (Unaudited)
   Current Assets:
     Cash                                          $ 10,018       $ 10,133
     Short-term investments                          37,208         61,362
     Receivables                                     87,835         94,671
     Inventories:
       Paper and supplies                            19,474         19,143
       Work in process                                4,879          4,559
       Finished goods                                 8,478          7,590
                                                   --------       --------
                                                     32,831         31,292
     Prepaid expenses                                 9,199          9,212
     Prepaid income taxes                             1,601          4,198
     Deferred Income Taxes                            4,706          4,706
                                                   --------       --------
            Total current assets                    183,398        215,574

   Property and equipment, less accumulated
   depreciation of $212,436 and $206,464            160,680        160,433
   Deferred charges and other assets                 72,898         65,473
   Goodwill                                          39,090         33,259
                                                   --------       --------
           Total Assets                            $456,066       $474,739
                                                   ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                              $ 29,059       $ 33,592
     Accrued liabilities                             57,918         63,977
     Current portion of long-term obligations         6,466          6,889
                                                   --------       --------
           Total current liabilities                 93,443        104,458

     Long-term obligations                            2,242          2,762
     Other liabilities and deferred credits           1,189          1,189
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                   3,600          3,600
       Retained earnings                            389,203        390,279
       Treasury stock, at cost                      (33,611)       (27,549)
                                                   --------       --------
           Total stockholders' equity               359,192        366,330
                                                   --------       --------
           Total liabilities and
             stockholders' equity                  $456,066       $474,739
                                                   ========       ========

   Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 24, 1996         Commission file number 0-7831
                     (3 Accounting Periods)


                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


                                                 Three Periods Ended
                                                 03/24/96      03/26/95
                                               (Unaudited)   (Unaudited)
                                                               (Note 3)

   Net Sales                                     $ 131,689     $ 126,221
                                                 ---------     ---------
   Operating costs and expenses:
     Cost of sales                                  79,064        72,885
     Selling/administrative expenses                42,712        40,435
                                                  --------     ---------
                                                   121,776       113,320
                                                  --------     ---------
   Operating Earnings                                9,913        12,901

     Dividend and interest income                    1,054           542
     Interest expense                                 (12)            (3)
                                                 --------      ---------
   Earnings before income taxes                     10,955        13,440

   Provision for income taxes                        4,448         5,508
                                                 ---------     ---------
   Income from Continuing Operations                 6,507         7,932

   Discontinued Operations-Note 3:

      Income from discontinued operations
      net of applicable income tax expense
      of $0 and $1,002                                 --          1,786
                                                 ---------      --------


   Net Income                                   $    6,507    $    9,718
                                                ==========      ========
   Weighted average number of common
     shares outstanding                         13,588,291    14,111,594
                                                ==========    ==========
   Earnings per share:
       Continuing Operations                           .48           .56
       Discontinued Operations                          --           .13
                                                 ---------     ---------
                                                $      .48    $      .69
                                                 =========     =========
   Cash dividend per share                      $     0.55    $     0.45
                                                 =========     =========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended March 24, 1996         Commission file number 0-7831
             (3 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                     Three Periods Ended
                                                    03/24/96       03/26/95
                                                   (Unaudited)   (Unaudited)
                                                                    (Note 3)

   Cash flow from operating activities:
    Earnings from continuing operations             $   6,507       $ 7,932
   Adjustments to net earnings for
     non-cash items:
     Depreciation and amortization                      8,012         7,436
     Change in:
      Accounts receivable                               6,836           551
      Inventories                                      (1,626)       (4,230)
      Accounts payable                                 (4,533)         (130)
      Other current assets and liabilities             (4,081)        5,392
                                                      -------       -------
     Net cash provided by operating activities        $11,115      $ 16,951
                                                      -------       -------
   Cash flow from investing activities:
     Property and equipment expenditures               (5,047)      (15,613)
     Assets of business acquired                      (16,154)      (12,780)
     Net decrease in short-term
      investments                                      24,154        13,660
                                                      -------       -------
     Net cash provided by investing activities          2,953       (14,733)
                                                      -------       -------
   Net cash provided by discontinued operations-
       Note 3                                              -          4,097

   Cash flow from financing activities:
     Purchase of treasury stock                        (6,327)           --
     Reduction in long-term obligations                (  854)       (1,293)
     Sale and distribution of treasury stock              272           306
     Cash dividends                                    (7,274)       (6,352)
                                                      -------       -------

   Net cash used for financing activities             (14,183)       (7,339)
                                                      -------       -------
   Net increase (decrease) in cash                     (  115)       (1,024)

   Cash:
     Beginning of year                                 10,133        13,111
                                                      -------       -------
     End of year                                    $  10,018       $12,087
                                                      =======       =======


            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended March 24, 1996          Commission file number 0-7831
             (3 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 24, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1995.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended March 24, 1996          Commission file number 0-7831
             (3 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

          In looking at the three accounting periods that make up the first quarter, it is clear that the first and second periods were the weakest. We started to see positive results in period three, when our net earnings were $3.2 million, just 4% below a year ago and about 87% of the budgeted amount.

          Our consolidated revenue from continuing operations through three periods totaled $131.7 million, up 4.3% from last year. However, net earnings were $6.5 million, down one-third from a year ago.

          The option price as of March 24 was $36.10, or 48 cents more than a year ago. During the first quarter of 1995, we had three option price increases that totaled 67 cents. This year, the three increases totaled 41 cents. Our March dividend this year was 55 cents, compared with a 45-cent dividend in March of 1995.

          Journal Sentinel Inc. had first quarter revenue of $45.4 million, down 7.6% from last year. One less Sunday paper in the same time period this year was a major factor. Operating earnings were $4.5 million, down 47%, due to the revenue shortfall and the increasing cost of newsprint, 36% higher in the first quarter of 1996 than in 1995. There will be a strong focus on expense reductions throughout the remainder of the year.

          Several of the major newspaper companies with publicly traded stock also are reporting sluggish first quarter earnings. According to a recent report in The Wall Street Journal, publishers have been "slammed by the potent combination of higher newsprint price and feeble advertising revenue." The Tribune Co., Central Newspapers Inc. (Phoenix, Indianapolis), Knight-Ridder Inc., McClatchy Newspapers Inc., of Sacramento, Calif., all are seeing lower profits.

          At the Journal Broadcast Group Inc., revenue was up 24% to $18.2 million. Included in that total is $823,000 from the three radio stations acquired in Tucson, Ariz. WTMJ-TV in Milwaukee was up 20%, KTNV-TV in Las Vegas, Nev., up 23% and WKTI-FM in Milwaukee up 26%.

          Operating earnings for Journal Broadcast Group were $4.9 million, up 57%, including WTMJ-TV in Milwaukee, up 73%; WKTI-FM in Milwaukee, up 67%; KTNV-TV in Las Vegas, up 38%, and WSYM-TV in Lansing, Mich., up 25%. The Tucson stations added $154,000 in operating earnings.

          Our three television stations will continue to benefit from election advertising, and NBC broadcasting the Olympics is a plus for NBC-affiliate WTMJ-TV.

          NorthStar Print Group Inc. had revenue of $11.0 million, down 13.7%, due to a lack of volume at Label Products & Design in Green Bay and at the Norway/Watertown operations. Operating earnings were $286,000, up 67%. The Milwaukee plant contributed $254,000 of the earnings, contrasted with a first quarter last year of $6,000. The Norway/Watertown operation should perform significantly better as we begin to produce the new label business for Brahma in Brazil.

          At MRC Telecommunications Inc., revenue was flat at $9.5 million, while operating earnings were down 16.9% to $2.2 million. With a new marketing plan and key management additions, we expect NorLight sales to significantly improve this year.

          At ADD Inc. and Trumbull Printing Inc., revenue was up 21% to
   $20.5 million, while operating earnings were flat at $2.3 million due to the same newsprint price increases that affected Journal Sentinel. ADD Inc. also encountered increased competition in Ohio and Vermont. Nevertheless, we continue to be optimistic that ADD Inc. will have another record year.

          IPC Communication Services had a loss in the first two periods, but showed a good profit in the third period. For three periods, revenue of $26.1 million was up 19%, but operating earnings fell 81% to $151,000. New general managers have been hired in California and Europe. They are key to managing the tremendous growth we have experienced in those areas. With volume continuing to rise, earnings should improve once the operational problems have been resolved.

          PrimeNet Marketing Services had three straight periods of operating profits to start off 1996. Year-to-date, earnings were $138,000, compared with a loss last year of $556,000, as efforts to reorganize and refocus the business have taken hold.

          Working capital remains strong at $90 million, while total assets are $456 million. Stockholders equity is $359.2 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended March 24, 1996          Commission file number 0-7831
             (3 Accounting Periods)



                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K


     (a)      Exhibits

              27   Financial Data Schedule

     (b) Reports on Form 8-K. There were no reports on form 8-K filed for the three accounting periods ended March 24, 1996.





                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date   May 6, 1996                   /s/ Robert A. Kahlor
                                        Robert A. Kahlor, Chairman of the
                                        Board



   Date   May 6, 1996                   /s/Paul M. Bonaiuto
                                        Paul M. Bonaiuto, Senior Vice
                                        President and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.          Description

      27           Financial Data Schedule