Form 10-Q
period 1996-06-16
JOURNAL COMMUNICATIONS INC
filed 1996-07-31
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   June 16, 1996
                 (6 Accounting Periods)

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


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
             requirements for the past 90 days.  YES   X     NO



   Number of shares of Common Stock Outstanding - June 16, 1996    13,054,898

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended June 16, 1996                  Commission file number 0-7831
          (6 Accounting Periods)


                                      INDEX


                                                                   Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     June 16, 1996 and December 31, 1995                              2

     Consolidated Condensed Statements of Income
     Six Periods Ended June 16, 1996
     and June 18, 1995                                                3

     Consolidated Condensed Statements of Cash Flows
     Six Periods Ended June 16, 1996
     and June 18, 1995                                                4

     Notes to Consolidated Condensed
     Financial Statements                                             5

     Management's Discussion and Analysis of
     Consolidated Financial Condition and Results of
     Operations                                                       6


   Part II. Other Information                                         7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 16, 1996           Commission file number 0-7831
          (6 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      June 16, 1996 and December 31, 1995
                             (Dollars in thousands)

   ASSETS                                        6/16/96       12/31/95
                                                (Unaudited)
   Current Assets:
     Cash                                        $  9,193     $ 10,133
     Short-term investments                        33,261       61,362
     Receivables                                   90,356       94,671
     Inventories:
       Paper and supplies                          16,136       19,143
       Work in process                              5,278        4,559
       Finished goods                               7,296        7,590
                                                  -------     --------
                                                   28,710       31,292
     Prepaid expenses                              11,706        9,212
     Prepaid income taxes                            ----        4,198
     Deferred income Taxes                          4,706        4,706
                                                  -------      -------
            Total current assets                  177,932      215,574

   Property and equipment, less accumulated
    depreciation of $219,017 and $206,464         164,348      160,433
   Deferred charges and other assets               71,476       65,473
   Goodwill                                        38,833       33,259
                                                  -------      -------
           Total Assets                          $452,589     $474,739
                                                  =======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                           $ 40,441     $ 33,592
      Taxes on income                               2,173         ----
      Accrued liabilities                          55,303       63,977
      Current portion of long-term obligations      6,674        6,889
                                                  -------      -------
           Total current liabilities              104,591      104,458

   Long-term obligations                            2,045        2,762
   Deferred income taxes                            1,189        1,189
   Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                 3,600        3,600
       Retained earnings                          390,347      390,279
       Treasury stock, at cost                    (49,183)     (27,549)
                                                  -------      -------
           Total stockholders' equity             344,764      366,330
                                                  -------      -------
           Total liabilities and
             stockholders' equity                $452,589     $474,739
                                                  =======      =======

   Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    June 16, 1996           Commission file number 0-7831
                     (6 Accounting Periods)

                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)

                                                  Three Periods Ended                 Six Periods Ended
                                                06/16/96        06/18/95          06/16/96            06/18/95
                                              (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)

   Net Sales                                    $141,989        $134,783          $273,678           $261,004

   Operating costs and expenses:
     Cost of sales                                82,715          75,249           161,779            149,082
     Selling/administrative expenses              44,397          42,291            87,108             82,287
     Restructuring charges-Note 4                   ----          14,945               ---             14,945
                                                 -------         -------           -------            -------
                                                 127,112         132,485           248,887            246,314
                                                 -------         -------           -------            -------
   Operating Earnings                             14,877           2,298            24,791             14,690

     Dividend and interest income                    809             306             1,863              1,685
     Interest expenses                               (36)            (65)              (49)               (71)
                                                --------        --------          --------           --------
   Earnings before income taxes                   15,650           2,539            26,605             16,304

   Provision for income taxes                      6,501             901            10,949              6,409
                                                --------        --------          --------           --------
   Income from Continuing Operations               9,149           1,638            15,656              9,895

   Discontinued Operations-Note 3:

     Earnings,  net of applicable income tax
      expense of $487 and $1,489                    ----             101              ----              1,562

     Gain on sale, net of applicable
     income tax expense of $9,710                   ----          14,565              ----             14,565
                                                 -------         -------           -------            -------
   Net Income                                   $  9,149        $ 16,304          $ 15,656           $ 26,022
                                                 =======         =======           =======            =======
   Weighted average number of common
     shares outstanding                       13,157,823      14,028,126        13,373,057         14,070,107
                                              ==========      ==========        ==========         ==========
   Earnings per share:
     Continuing Operations                          0.68             .12              1.17                .70
     Discontinued Operations                        ----            1.04              ----               1.15
                                                    ----            ----              ----               ----
                                                   $0.68           $1.16             $1.17              $1.85
                                                    ====            ====              ====               ====
   Cash dividend per share                         $0.55           $0.55             $1.10              $1.00
                                                    ====            ====              ====               ====


   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 16, 1996             Commission file number 0-7831
             (6 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                      Six Periods Ended
                                                  06/16/96        06/18/95
                                                 (Unaudited)    (Unaudited)
                                                                   (Note 3)
   Cash flow from operating activities:
   Earnings from continuing operations              $15,656         $ 9,895
   Adjustments to net earnings for
     Non-cash items:
         Depreciation and amortization               16,524           15,117
         Change in:
           Accounts receivable                        4,314          (2,142)
           Inventories                                2,496          (5,487)
           Accounts payable                           6,848          (3,075)
           Other current assets and
             liabilities                             (5,862)         11,763
                                                    -------         -------
             Net cash provided by
               operating activities                 $39,976         $26,071
                                                     ------          ------
   Cash flow from investing activities:
     Property and equipment expenditures            (15,089)        (15,438)
     Assets of business acquired                    (16,154)        (12,814)
     Net (increase) decrease in short-term
      investments                                    28,101         (59,761)
                                                    -------         -------
              Net cash used for investing
                 activities                          (3,142)        (88,013)
                                                    -------          ------
   Net cash provided by discontinued
    operations-Note 3                                   ----         79,958

   Cash flow from financing activities:
      Purchase of treasury stock                    (29,715)         (3,550)
      Reduction in long-term obligations             (1,773)         (2,915)
      Sale and distribution of treasury stock         8,129             635
      Cash dividends                                (14,415)        (14,059)
                                                    -------         -------
              Net cash used for
                financing activities                (37,774)        (19,889)
                                                     ------          ------
   Net increase (decrease) in cash                     (940)         (1,873)

   Cash:
     Beginning of year                               10,133          13,111
                                                     ------          ------
     End of year                                   $  9,193         $11,238
                                                    =======          ======


            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended June 16, 1996           Commission file number 0-7831
             (6 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six periods ended June 16, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1995.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 16, 1996              Commission file number 0-7831
             (6 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

   Through the first six financial periods of 1996, our consolidated revenue from continuing operations was $273.7 million, up 4.9% from last year. However, net earnings were $15.7 million, down 39.8% from a year ago.

   We must remember that last year we had a $14.6 million after-tax gain on the sale of Perry Printing Corp. and, at Journal Sentinel Inc., an after-tax loss of nearly $9 million due to the merger. Without those two one-time events, the reduction in net earnings from 1995 to 1996 would have been less.

   The option price as of June 16 was $36.14, up only slightly from a year ago. The most recent increase, 24 cents for the sixth period, was the highest this year. The two dividends in the first half of the year totaled $1.10 in 1996, while a year ago it was $1.00.

   Journal Sentinel Inc.'s year-to-date revenue was $93.3 million, down 6% from the 1995 figure of $99.2 million. Operating earnings this year were $12.5 million, down 22%. However, in both periods 5 and 6, as expense reductions began to take hold and as newsprint costs began to fall, operating earnings exceeded 1995. An additional newsprint price reduction took effect July 1, but the cost of newsprint still is higher than it was a year ago.

   Journal Broadcast Group Inc. continues to exceed everyone's expectations. Revenue was up 22% to almost $40 million, while operating earnings were $12.9 million, up more than 44%. Leading the earnings increases were WKTI-FM in Milwaukee, up 72%; KQRC-FM in Kansas City, up 57%; WTMJ-TV in Milwaukee, up 40%; and KTNV-TV in Las Vegas, up 36%. The three radio stations in Tucson have added $437,000 in earnings to the broadcast group year-to-date.

   NorthStar Print Group Inc. had revenue of $23.7 million, down 4.5%. However, earnings have rebounded this year to $721,000 year-to-date, nearly double last year's figure. We have begun to produce labels for Brahma Brewing in Brazil, and that will improve the volume at the Norway/Watertown operation and should substantially improve sales and earnings.

   At Norlight Telecommunications, revenue was $19.8 million, up 7.5%, while operating earnings were $4.5 million, down 7.4%. We expect sales and earnings to improve significantly in the second half of the year, particularly when the network expansion in northern Wisconsin is completed in the fall.

   Revenue was up 18% to $43 million at Add Inc. and Trumbull Printing Inc. Operating earnings were held back by newsprint costs, but still increased 4% to $6.3 million. If newsprint prices continue to fall, Add Inc. will benefit along with Journal Sentinel.

   IPC Communication Services' revenue growth continues, up 12% to $52.6 million, but has a year-to-date loss due to operational problems. Once those problems have been resolved, earnings should quickly improve. We recently replaced the president at IPC and we have new management teams in place in France and California. We expect earnings improvement by the end of the year.

   PrimeNet Marketing Services, which had an operating loss in 1995, has continued to be profitable in each period of 1996. Year-to-date earnings were $318,000 on sales of just over $3 million.

   Working capital remains strong at $73.3 million, while total assets are $452.6 million. Stockholders equity is $344.8 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended June 16, 1996              Commission file number 0-7831
             (6 Accounting Periods)



                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on form 8-K filed for the six accounting periods ended June 16, 1996.






                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date   July 30, 1996                 /s/ Robert A. Kahlor
                                        Robert A. Kahlor, Chairman of the
                                        Board



   Date   July 30, 1996                 /s/ Paul M. Bonaiuto
                                        Paul M. Bonaiuto, Senior Vice
                                        President and Chief Financial Officer

                                EXHIBIT INDEX


  Exhibit No.           Description

    27              Financial Data Schedule