Form 10-Q
period 1996-10-06
JOURNAL COMMUNICATIONS INC
filed 1996-11-18
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   October 6, 1996
                     (10 Accounting Periods)

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


   Number of share of Common Stock Outstanding - October 6, 1996
   12,703,398

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   Quarter Ended October 6, 1996           Commission file number 0-7831
          (10 Accounting Periods)


                                      INDEX

                                                                     Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     October 6, 1996 and December 31, 1995                               2

     Consolidated Condensed Statements of Income
     Ten Periods Ended October 6, 1996
     and October 8, 1995                                                 3

     Consolidated Condensed Statements of Cash Flows
     Ten Periods Ended October 6, 1996
     and October 8, 1995                                                 4

     Notes to Consolidated Condensed
     Financial Statements                                                5

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6-7

   Part II. Other Information                                            8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 6, 1996           Commission file number 0-7831
          (10 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      October 6, 1996 and December 31, 1995
                             (Dollars in thousands)

   ASSETS                                         10/06/96      12/31/95
                                                 (Unaudited)    (Note 3)
   Current Assets:
     Cash                                           $ 7,773     $10,133
     Short-term investments                          32,646      61,362
     Receivables                                     92,604      94,671
     Inventories:
       Paper and supplies                            13,905      19,143
       Work in process                                5,212       4,559
       Finished goods                                 7,675       7,590
                                                    -------     -------
                                                     26,792      31,292

     Prepaid expenses                                13,073       9,212
     Prepaid income taxes                                --       4,197
     Deferred income taxes                            4,706       4,706
                                                    -------     -------

           Total current assets                     177,594     215,573

   Property and equipment, less accumulated
    depreciation of $225,514 and $206,464           164,211     160,433
   Deferred charges and other assets                 70,554      65,473
   Goodwill                                          36,385      33,259
                                                    -------     -------

           Total Assets                            $448,744    $474,738
                                                   ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                              $ 38,769    $ 33,591

     Taxes on income                                  1,936         ---
     Accrued liabilities                             64,219      63,977
     Current portion of long-term obligations         2,093       6,889
                                                    -------     -------

           Total current liabilities                107,017     104,457

     Long-term obligations                            2,419       2,762
     Deferred income taxes                            1,189       1,189
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                   3,600       3,600
       Retained earnings                            396,472     390,279
       Treasury stock, at cost                      (61,953)    (27,549)
                                                    -------     -------

           Total stockholders' equity               338,119     366,330
                                                    -------     -------
           Total liabilities and
             stockholders' equity                  $448,744    $474,738
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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    October 6, 1996       Commission file number 0-7831
                     (10 Accounting Periods)

                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)

                                    Four Periods Ended    Ten Periods Ended
                                  10/06/96     10/08/95   10/06/96    10/08/95
                                (Unaudited) (Unaudited) (Unaudited)(Unaudited)
                                               (Note 3)              (Note 3)
   Net Sales                       $192,103   $185,153   $465,781   $446,157
   Operating costs and expenses:
     Cost of sales                  107,868    110,653    269,647    259,736
     Selling/administrative
      expenses                       61,640     56,314    148,748    138,600
     Merger charges-Note 4              ---        642        ---     15,587
                                   --------   --------   --------   --------
                                    169,508    167,609    418,395    413,923
                                   --------   --------   --------   --------
   Operating Earnings                22,595     17,544     47,386     32,234

     Dividend and interest income       956      2,256      2,819      3,941
     Interest expense                  (247)       (27)      (296)       (98)
                                   --------   --------   --------   --------
   Earnings before income taxes      23,304     19,773     49,909     36,077

   Provision for income taxes         9,909      8,130     20,858     14,539
                                   --------   --------   --------   --------
   Income from Continuing
    Operations                       13,395     11,643     29,051     21,538

   Discontinued Operations-Note 3:

      Earnings, net of applicable
       income tax expense (benefit)
        of ($476) and $1,013            ---       (113)       ---      1,449

      Gain on sale, net of
       applicable income tax
       expense of $9,710                ---        ---        ---     14,565
                                   --------   --------   --------   --------
   Net Income                      $ 13,395   $ 11,530   $ 29,051   $ 37,552
                                   ========   ========   ========   ========
   Weighted average number
     of common shares
     outstanding                 12,766,847 13,854,632 13,130,573 13,984,224
                                 ========== ========== ========== ==========
   Earnings per share:
       Continuing Operations           1.02        .85       2.21       1.55
       Discontinued Operations          ---       (.02)       ---       1.14
                                      -----      -----      -----      -----
                                      $1.02      $ .83      $2.21      $2.69
                                      =====      =====      =====      =====

   Cash dividend per share            $0.55      $0.55      $1.65      $1.55
                                      =====      =====      =====      =====

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 6, 1996       Commission file number 0-7831
             (10 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                      Ten Periods Ended
                                                    10/06/96      10/08/95
                                                  (Unaudited)   (Unaudited)
                                                                  (Note 3)
   Cash flow from operating activities:
   Earnings from continuing operations               $29,051       $21,538
   Adjustments to net earnings for
     Non-cash items:
     Net(gain) loss from sale of assets                 (718)         ---
     Depreciation and amortization                    28,915        26,720
      Change in:
       Accounts receivable                             2,067       (11,176)
       Inventories                                     4,409        (5,571)
       Accounts Payable                                3,845         3,509
       Other current assets and liabilities            1,750        (7,014)
                                                     -------       -------
         Net cash provided by operating activities   $69,319       $28,006
                                                     -------       -------
   Cash flow from investing activities:
     Proceeds from sale of assets                      3,881           642
     Property and equipment expenditures             (24,860)      (24,879)
     Assets of business acquired                     (16,594)      (16,014)
     Net (increase) decrease in short-term
      investments                                     28,212       (28,810)
                                                     -------       -------
     Net cash used for investing activities           (9,361)      (69,061)
                                                     -------       -------
   Net cash provided by discontinued
     operations-Note 3                                   ---        77,671

   Cash flow from financing activities:
     Purchase of treasury stock                      (46,685)      (21,275)
     Reduction in long-term obligations               (6,420)       (4,130)
     Sale and distribution of treasury stock          12,260         8,197
     Cash dividends                                  (21,473)      (21,652)
                                                     -------       -------
     Net cash used for financing activities          (62,318)      (38,860)
                                                     -------       -------
   Net increase (decrease) in cash                    (2,360)       (2,244)

   Cash:
     Beginning of year                                10,133        13,111
                                                     -------       -------
     October 6, 1996                                 $ 7,773       $10,867
                                                     =======       =======

            See notes to condensed consolidated financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 6, 1996         Commission file number 0-7831
             (10 Accounting Periods)


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ten periods ended October 6, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1995.

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

          The merger resulted in a work force reduction. The Company recorded severance and early retirement payments and other costs associated with the launch of the Milwaukee Journal Sentinel of $642,000 in the third quarter of 1995, totaling $15,587,000 for the ten periods ended October 8, 1995.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 6, 1996    Commission file number 0-7831
             (10 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

          Consolidated operating earnings during the third quarter were $22.6 million, which is $5.1 million, or 28.8%, higher than the previous year. That is due to substantial earnings growth at Journal Sentinel Inc. and Journal Broadcast Group Inc. The improved earnings picture should continue into the fourth quarter of the year.

          Year-to-date, through 10 financial periods, our consolidated revenue from continuing operations was $465.8 million, up 4.4% from last year. However, net earnings were $29.1 million, down 22.6% year-to-date. Last year's earnings were significantly impacted by two unusual events, the gain from the sale of Perry Printing Corp. and the costs associated with the merger of the two Milwaukee newspapers. If the effect of these two events were excluded from 1995 earnings, the year-to-date net income would have been $30.9 million, and we would have shown a year-to-year decline of only 5.8% in net earnings.

          At Journal Sentinel Inc., operating earnings were $25.8 million, up 4.1%. Comparing just the third quarter results, revenue was up by 2% and operating earnings were up 51.9% over 1995. Lower newsprint prices, improved circulation sales, an enhanced advertising market and improved customer service all are responsible for the earnings gain. Revenue year-to-date was $158.3 million, down 2.9%.

          The year-to-date cost of newsprint for Journal Sentinel remains ahead of a year ago, due to the high prices at the start of the year. But during Period 10, newsprint expense was $600,000 less than the same period in 1995, reflecting the dramatic drop in pricing experienced during the second and third quarters.


          Journal Broadcast Group Inc. revenues during the third quarter were $29.6 million up 34.6% over last year. Operating earnings in the quarter were $10.9 million, up a remarkable 90.8%. Year-to-date, sales were $69.6 million, up 27.1% while earnings were $23.8 million, up 62.4%.

          Although the addition of the Tucson radio stations helped to improve results for 1996, the broadcast operations in Milwaukee, Las Vegas, Lansing, Kansas City and Omaha were responsible for the majority of the significant growth in both revenue and earnings. During the third quarter, we completed the sale of WSAU-AM and WIFC-FM. Sales and earnings in Wausau, Wis., were small and, as such, had little impact on the Broadcast Group results.

          NorthStar Print Group Inc. had year-to-date revenues of $42.2 million, up slightly over last year. Operating earnings of $2.0 million reflected a more than four-fold increase over one year ago. Production of beer labels for Brahma Brewing in Brazil increased to anticipated levels during the quarter, with year-to-date sales to Brahma reaching $3.3 million. At Label Products & Design in Green Bay as well as at the Milwaukee operation, sales for the year were flat compared to 1995. Earnings at these operations increased dramatically, by $224,000 (39.9%) and $971,000 respectively.

          Norlight Telecommunications Inc. reported year-to-date revenues of $33.8 million, up 10.3%, with earnings down 2.2% to $7.7 million. Network expansion completed during the quarter improved the quarterly earnings growth to 5.9%, and positions Norlight for a stronger fourth quarter.

          Add Inc. had revenue of $71.9 million through 10 periods, up 11.7%, and operating earnings of $11.0 million, up 3.5%, largely as a result of acquisitions. Year-to-date, Mega Direct, which was acquired in June 1995, and the Florida Mariner added $7.5 million in revenue and $2.2 million in earnings.

          Much as Journal Sentinel was affected, Add Inc. has spent $5 million more on newsprint in 1996 than one year ago. However, as a result of lower newsprint prices, the Period 10 newsprint expense was $484,000 less than in 1995.

              IPC Communication Services was marginally profitable in Periods 9 and 10, but that was a significant improvement over losses earlier in the year. Year-to-date, IPC reported an operating loss on sales of $86.7 million. The management team has been restructured, and we believe we can take advantage of several opportunities in 1997.

              PrimeNet Marketing Services continues to perform well. Sales year-to date were $4.8 million, down more than $500,000 as the company focused on its core business. Earnings were $500,000, versus a loss of $1.8 million at this point last year.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 6, 1996          Commission file number 0-7831
             (10 Accounting Periods)


                           Part II. Other Information

   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the ten accounting periods ended October 6, 1996.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOURNAL COMMUNICATIONS, INC.
                                   Registrant



   Date   November 15, 1996        /s/ Robert A. Kahlor
                                   Robert A. Kahlor, Chairman of the Board


   Date   November 15, 1996        /s/ Paul M. Bonaiuto
                                   Paul M. Bonaiuto, Senior Vice President
                                   and Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit No. 27                     Description
                              Financial Data Schedule