Form 10-K405
period 1996-12-31
JOURNAL COMMUNICATIONS INC
filed 1997-03-31
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996. Commission File Number: 0-7831

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

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 1997:

        Class                             Outstanding at March 19, 1997
     Common stock, par value $0.25                       13,752,333

   Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 3, 1997, are incorporated by reference in Part III.


                          PART I     ITEM 1.   BUSINESS

   The Registrant is a diversified communications and media company. Its 1996 revenues, broken down by business segments, were: publishing - 42.6%; printing - 32.5%; broadcast - 15.3%; telecommunications - 7.2%, and direct marketing - 2.4%. Material developments in the Registrant's business in 1996 included the acquisition of three radio stations in Tucson, the announcement of the pending acquisition of a fourth radio station in Omaha and the completion of a major expansion of Norlight's fiber optic network in northern Wisconsin. In addition to the information provided below, see Item 6, "Selected Financial Data," Item 7, "Management Discussion and Analysis" and Item 8, "Consolidated Financial Statements and Supplementary Data."

   The following indicates the percent of consolidated revenues derived from the activities noted for the past three (3) years:

        Source                1996        1995         1994
         Advertising          34.2%       35.8%        32.7%
         Circulation           8.4         9.2           9.5
                              ----        ----          ----
      Publications            42.6        45.0          42.2
      Broadcast               15.3        12.5          10.0
      Commercial Printing     32.5        34.0          40.9
      Telecommunications       7.2         6.6           5.7
      Direct Marketing         2.4         1.9           1.2


   Publications

   Journal Sentinel Inc., a wholly-owned subsidiary of the Registrant, publishes the major daily newspaper in the Milwaukee, Wisconsin, market. Prior to April 2, 1995, it had published the evening Milwaukee Journal (The Journal) since 1882, the Sunday edition of The Journal (Sunday Journal) since 1911, and the morning Milwaukee Sentinel (the Sentinel) since it was acquired in 1962. On April 2, 1995, both daily newspapers were merged and became one morning newspaper, the Milwaukee Journal Sentinel. Average paid circulation for the twelve months ended March 31, for the last five years, as audited by the Audit Bureau of Circulation, was:


                         1996      1995      1994     1993     1992
     Journal Sentinel  298,206       -0-       -0-      -0-      -0-
     Sunday Journal    467,852   486,422   492,425  490,077  490,361
     Journal             - 0 -   211,801   228,454  238,351  240,566
     Sentinel            - 0 -   173,895   173,019  171,271  166,085


   Advertising volume in column inches and preprint units for the Company's Milwaukee newspapers for the last five calendar years was:

                                 (in thousands)
                          1996      1995      1994     1993     1992
     Column Inches
       Full Run         2151.5   2,289.7   2,666.0  2,657.6  2,619.0
       Part Run          250.7     257.1     213.4    260.9    181.3
     Units
        Preprint           2.5       2.8       2.4      1.9      1.6

   There are 106 other newspapers and shoppers published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 106 publications, 34 are paid subscription and 72 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, labor, religious, ethnic, foreign language or other special interest newspapers.

   One other daily newspaper, The Freeman, is published in Waukesha and is circulated in portions of Waukesha County. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Madison Capitol-Times, Wisconsin State Journal and New York Times are sold in the Milwaukee market. The Journal Sentinel newspaper also competes for advertising revenue or support with four (4) network-affiliated commercial television stations, nine (9) independent television stations - (four (4) of which are low power television stations), two (2) public television stations and thirty-one (31) AM and FM radio stations located in the four-county market, several cable television companies and several direct mail services. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

   The Journal Sentinel maintains news bureau offices in Madison, Wisconsin, and Washington, D.C. It also has suburban bureaus in Waukesha and Cedarburg and correspondents based in West Bend and Stevens Point, Wisconsin. The Journal Sentinel is a member of the Associated Press and subscribes to these wire services: the Washington Post-Los Angeles Times News Service, the New York Times News Service and the Knight-Ridder News Service. The Journal Sentinel is also a contributing member of the Scripps Howard News Service.

   The April 1995 merger resulted in a work-force reduction. Severance, early retirement payments and other non-recurring costs associated with the launch of the Journal Sentinel resulted in a pre-tax charge of $17.5 million.

   During 1996, the average price per ton for newsprint increased by 1% compared to the previous year. Total consumption for all products in 1996 was 3.9% below 1995's total. Newsprint is purchased from five Canadian and two American suppliers. Supplies for 1997 are considered sufficient.

   The Registrant also publishes, through its Add, Inc. subsidiary, nine (9) weekly newspapers in southwestern Connecticut; six (6) weekly newspapers and one (1) monthly controlled-circulation business publication in Wisconsin; one (1) twice-weekly newspaper in Florida; forty-seven (47) shopper publications, with twenty-two (22) in Wisconsin, fifteen (15) in Ohio, three (3) in Florida, two (2) in Pennsylvania, two (2) in Vermont, one (1) in Georgia, one (1) in Louisiana and one (1) in New York; three
   (3) paid auto publications, with two (2) in Louisiana and one (1) in Wisconsin; two (2) paid boating publications, with one in Louisiana and one in Florida; three (3) free auto publications in Ohio; two (2) free monthly Health & Fitness publications, with one (1) in Pennsylvania and one (1) in Louisiana; six (6) monthly real estate publications and two (2) senior citizens' publications in Ohio published six (6) times per year, and one (1) nationwide electronic classified advertising database. In February 1997, Add, Inc. purchased a shopper in Massachusetts and sold one
   (1) shopper in Wisconsin and one (1) in Ohio.

   Printing

   IPC Communication Services, Inc. (formerly Imperial Printing Company), a wholly-owned subsidiary acquired on October 6, 1992, specializes in the production, management of inventory, materials procurement and fulfillment for customers in the technology and publications industries. This includes printing of medical, legal and technical journals for various trade associations, documentation manuals for hardware and software manufacturers and the duplication of CD-ROMs, disks and tapes. IPC is based in San Jose, California, and has additional operations in Fremont and Irvine, California, St. Joseph, Michigan and Roncq, France. No supply restrictions are anticipated in 1997 for the raw materials IPC utilizes.

   The heat-set web offset operations of Perry Printing Corporation were sold in May 1995 for $95 million and preferred stock plus the assumption of trade and other liabilities. Payment was made by the issuance of 115,000 shares of the buyer's preferred stock with a value of $11.5 million and the delivery of the balance in cash.

   NorthStar Print Group, Inc., a wholly-owned subsidiary of the Registrant, is headquartered in Brown Deer, Wisconsin, and has manufacturing operations in Brown Deer, Green Bay and Watertown, Wisconsin, and Norway, Michigan. It employs a wide array of printing technologies in the various markets it serves. These include sheed-fed offset, rotogravure and flexographic processes that are used to print point-of-purchase materials, labels for consumer goods and industry manufacturers (including in-mold labels), and out-of-home media. NorthStar Print Group, Inc., is one of the nation's largest producers of beer bottle labels and completed an arrangement in 1996 to extend its label market to the largest beer brewer in Brazil. Its supply of raw materials is considered adequate.

   Trumbull Printing, Inc., though a wholly-owned subsidiary of the Registrant, is managed by a subsidiary of Add, Inc. that is co-located in Trumbull, Connecticut. Trumbull Printing, Inc., is a web offset printer of newspapers, newspaper inserts and other publications. Its principal raw materials, paper and ink, are expected to be in sufficient supply at stable prices in 1997.

   Broadcasting

   Journal Broadcast Group, Inc., a wholly-owned subsidiary of the Registrant, operates three (3) television stations and ten (10) radio stations in six (6) states. All operate under licenses from the Federal Communications Commission.

   In Milwaukee, Journal Broadcast Group, Inc. has been the pioneer and leading broadcaster since it started AM operations in 1927, FM in 1941 (discontinued 1950-1960) and television in 1947. News reporting and editorial operations at Journal Broadcast Group, Inc., are independent of the Registrant's newspaper operations.

   Registrant's three (3) Milwaukee broadcast operations, WTMJ-TV, WTMJ-AM and WKTI-FM, consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes three (3) network-affiliated commercial televisions stations, nine (9) independent television stations (four (4) of which are low-power television stations), two (2) public television stations, thirty-four (34) other radio stations, several cable television companies, seven (7) daily newspapers (including one owned by Registrant), and numerous weekly newspapers.

   Journal Broadcast Group, Inc. also operates: KTNV-TV, Las Vegas, Nevada, an ABC affiliate; WSYM-TV, Lansing, Michigan, a Fox affiliate; KQRC-FM, Kansas City/Leavenworth, Kansas, affiliated with the ABC radio network; KOSR-AM, KEZO-FM, and KKCD-FM in Omaha, Nebraska, where KOSR-AM and KKCD-FM are affiliated with the CBS Spectrum Network, and KMXZ-FM, KFFN-AM and KKHG-FM in Tucson, Arizona, where KKHG-FM and KFFN-AM are also affiliated with the CBS Spectrum Network. WTMJ-TV is affiliated with the NBC network. WTMJ-AM is affiliated with the CBS Radio network, and WKTI-FM is affiliated with the ABC radio network. On October 10, 1996, Journal Broadcast Group Inc. reached an agreement to purchase radio station KOSJ-FM in Omaha, Nebraska, from Nebraska Broadcasting corporation. The effective date of the transaction was January 30, 1997. Also in January 1997, Journal Broadcast Group, Inc. announced it had reached an agreement with Heritage Media Corporation to exchange KQRC-FM for two (2) Knoxville, Tennessee stations, WMYU-FM and WWST-FM. The exchange is expected to close by mid-1997.

   Telecommunications

   Norlight Telecommunications, Inc., a wholly-owned subsidiary, provides telecommunications services. This past year, Norlight Telecommunications, Inc. was created from a merger of MRC Telecommunications, Inc., NorLight, Inc., Telephone Associates Long Distance, Inc., and Bemidji Long Distance, Inc. Norlight's business-to-business service markets advanced data circuits, frame relay, Internet access, and switched voice services, including domestic, international and calling card services, to medium and large businesses in Wisconsin, Michigan, Minnesota and Illinois. Norlight's residential service provides switched voice services to residential and small business customers in Minnesota, Michigan and Wisconsin. Norlight's carrier services offers state-of-the-art, bulk, network transmission, including SONET and bandwidth-on-demand, to other telecommunications carriers. Norlight's satellite and video services provides terrestrial and satellite transmission of broadcast quality video signals.

   Direct Marketing

   PrimeNet Marketing Services, Inc., a wholly-owned subsidiary, was acquired in January 1994. Located in St. Paul, Minnesota, it is engaged in the business of providing personalized database marketing services to merchandisers and manufacturers, which services include the design and development of database systems; the creation, maintenance and enhancement of data files; the development of personalized communications for the purpose of executing specific promotions; mail processing; receiving orders and/or requests through its 1-800 Response Center, and fulfilling such orders and requests.

   Mega Direct, Inc., was acquired on June 22, 1995, by Add, Inc., a wholly-owned subsidiary of the Registrant. Mega Direct is a marketing firm that provides complete direct mail services, including design, printing and distribution. It is one of the largest direct mail firms in the country serving the automotive industry.

   Compliance with Environmental Laws

   The Registrant does not currently anticipate the need for significant capital expenditures and expects no material adverse effects to its earnings or competitive position to maintain compliance with environmental laws.

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

   Employees

   The Registrant and its subsidiaries, as of December 31, 1996, had approximately 4,410 full-time and 2,170 part-time employees.

   Financial Information About Industry Segments

   Financial information about Registrant's industry segments is presented in
   Note 10 to the Consolidated Financial Statements appearing on page 29 of Registrant's Annual Report, and such information is incorporated by reference herein.

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

   ADD, Inc.
    (Publishing)
   Office/Plant              WI, OH, GA, FL       Owned or Leased  249,100
                             VT, NY, PA, LA

   Hometown Publications, Inc.
    (Publishing)
   Office                    Trumbull, CT         Leased             7,000

   Auto Mart Publishing, Inc.
    (Publishing)
   Office                    Dayton, Columbus     Leased             2,900
                             & Cincinnati, OH

   Mega Direct, Inc.
   (Direct Marketing)
   Office                    Clearwater, FL       Leased            39,700

   Journal Broadcast Group, Inc.
    (Broadcasting)
   Office and Studios        Milwaukee, WI        Owned            101,500
   KTNV-TV Studios           Las Vegas, NV        Owned             20,300
   WSYM-TV Studios           Lansing, MI          Leased            10,300
   KQRC-FM Studios           Kansas City/
                             Leavenworth, KS      Leased             3,700
   KOSR-AM/KEZO-FM/
   and KKCD-FM
   Office and Studios        Omaha, NE            Leased            12,200
   KMXZ-FM/KKHG-FM/
   and KFFN-AM
   Office and Studios        Tucson, AZ           Leased             6,600

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

   Label Products & Design
    Inc.
    (Commercial Printing)
   Office and Plant          Green Bay, WI        Owned             39,600

   Trumbull Printing,
    Inc.
    (Commercial Printing)
   Office/Plant              Trumbull, CT         Owned             64,600

   IPC Communication
    Services, Inc.
    (Commercial Printing)
   Office/Plant/Warehouse    St. Joseph, MI       Leased           323,500
   Office/Plant              Fremont, CA          Leased            97,900
   Office/Plant              Irvine, CA           Leased           124,000
   Office/Plant/Warehouse    San Jose, CA         Leased           226,300

   Norlight Telecommunica-
    tions, Inc.
   (Fiber optic &            Rubicon, WI          Owned              3,800
   microwave transmission    Skokie, IL           Owned              6,100
   services and long
   distance                  Afton, WI            Owned              3,800
   telecommunications        Arden Hills, MN      Owned              1,700
   services)                 Minneapolis, MN      Leased             3,400
                             Brookfield, WI       Leased            21,600
                             Duluth/Bemidji, MN   Leased             5,200
                             Green Bay, WI        Leased               200

   Nordoc Software
    Services, S.A.
    (Commercial Printing)
   Office/Plant              Roncq, France        Leased            80,700

   PrimeNet Marketing
    Services, Inc.
    (Data Base Management)   Mendota Heights,
   Office/Plant              MN                   Leased            87,200


                           ITEM 3.  LEGAL PROCEEDINGS
   The Company paid damages of $5.7 million in February 1996 in final settlement of a patent infringement lawsuit. Otherwise, the Company is involved in various claims and lawsuits incidental to its business, which, in the opinion of management, will not have a material effect in the aggregate on the Company's financial position or operations.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.

                   ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT
   The executive officers of Registrant, as of March 19, 1997, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 3, 1997, are:

      Name                Age    Office                     Held Since
   Robert A. Kahlor       63     Chairman of the Board/CEO  September 4, 1992
   Steven J. Smith        46     President/COO              September 4, 1992
   Douglas G. Kiel        48     Senior Vice President      June 2, 1992
   Keith K. Spore         54     Senior Vice President      September 6, 1995
   Paul M. Bonaiuto       46     Senior Vice President/CFO  March 5, 1996
   Robert M. Dye          49     Vice President             June 5, 1990
   Stephen O. Huhta       41     Vice President             June 8, 1993
   Ronald G. Kurtis       49     Vice President             June 8, 1993
   James J. Ditter        35     Vice President             September 6, 1995
   William T. Lutzen      35     Vice President             June 7, 1994
   Daniel L. Harmsen      41     Vice President             March 5, 1996
   Mark J. Keefe          37     Vice President             June 4, 1996
   Douglas G. Hosking     40     Vice President             September 4, 1996
   Richard J. Gasper      53     Vice President             June 4, 1996
   Karen O. Trickle       40     Treasurer                  December 3, 1996
   Paul E. Kritzer        54     Vice President             June 5, 1990
                                 & Secretary                September 1, 1992
   Christine A.
    Farnsworth            48     Assistant Secretary        June 8, 1993

   All of the executive officers of the Registrant except Messrs. Bonaiuto, Hosking, Keefe, Ditter and Gasper and Ms. Trickle have been employed by the Company in key management positions for more than five (5) years.
   Mr. Bonaiuto has been Chief Financial Officer of the Registrant since January 1996 and was elected a Senior Vice President in March 1996. Previously Mr. Bonaiuto had been President of NorthStar Print Group, Inc., a subsidiary of the Registrant, from June 1994 to January 1996; Senior Vice President and Chief Financial Officer of Perry Printing Corporation, then a subsidiary of the Registrant, from July 1992 to June 1994, and Executive Vice President of The Peterson Group, Wilmington, Delaware, a private equity investment firm. Mr. Ditter was elected President of Norlight Telecommunications, Inc., a subsidiary of the Registrant, in September 1995 after serving as that company's Senior Vice President and Chief Financial Officer since August 1992. Prior to that, Mr. Ditter had been the Controller of Peck Foods Corporation, Milwaukee. Mr. Gasper has been President of NorthStar Print Group, Inc., since January 1996. Prior to that he was Vice President and General Manager of Label Products & Design, Inc., Green Bay, Wisconsin, from April 1993 to January 1996, and President and owner of Competitive Advantages, Inc., a training and consulting firm in Florence, South Carolina, from April 1992 to April 1993. Mr. Hosking joined the Registrant in April 1996 as President of IPC Communication Services, Inc. Previously he had been a Vice President for commercial development and general manager of the food fiber division of Opta Food Ingredients, Inc., for two years and Executive Vice President of Courier Corp., San Francisco, a national book printer. Mr. Keefe joined the Registrant in October 1995 as President of PrimeNet Marketing Services, Inc. Prior to that he had been a Vice President for Donnelly Marketing, Inc., St. Louis Park, Minnesota, from January 1994 to September 1995, and a Vice President of FDC, Inc. (a subsidiary of Fingerhut Corporation) in Minnetonka, Minnesota. Ms. Trickle started with Registrant in September 1996. Previously, she had been Assistant Treasurer (International) for Harnischfeger Industries, Inc., Brookfield, Wisconsin, from September 1994 to September 1996, and Assistant Treasurer for Applied Power, Inc., Butler, Wisconsin, up to September 1994.

                                     PART II
                  ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
   AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Registrant's common stock. Units representing beneficial interest in the Registrant's common stock can be purchased only by full-time employees with ninety (90) days service and part-time employees with two consecutive years of service of one thousand (1,000) hours each year. As of March 19, 1997, the Journal Employes' Stock Trust (the "Trust") owned of record 12,960,000 shares, or 90%, of the issued common stock of the Registrant. The Trust issues units, each representing a beneficial interest in one share of the Registrant's stock, to eligible employees ("unitholders"). On March 19, 1997, 3,214 unitholders owned 11,386,628 units (representing 82.8% of Registrant's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 1,573,372 units issued by the Trust were, on the above date, held by personal trusts and an employee benefit trust and by the Registrant, treated as treasury stock and not voted.

    Prior to all meetings of shareholders of the Registrant, the trustees of the Trust ("Trustees") are required to deliver to each active employee-unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her units.

   Unitholders may sell their units only through procedures, and at a formula price, dictated pursuant to the Stock Trust Agreement under which the Trust was formed. Whenever a unitholder ceases to be an employee, for any reason except retirement, corporate downsizing or divestiture, he or she must offer his or her units for resale to active employees designated by the President of the Registrant or the Registrant. Employees who retire may retain a decreasing percentage of their units for up to ten (10) years after the first anniversary of their retirement. All units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and unitholders may transfer units to personal trusts and to charitable, educational or religious trusts. All units held by such trusts are likewise voted by the Trustees. As of March 19, 1997, retirees, personal trusts, an employee benefit trust, and other trusts held 5,048,491 units, representing a beneficial interest in 36.7% of the Registrant's outstanding common stock.

   All of the Trustees are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the units they own individually.

   The Registrant's unit price and dividend history for the past decade are presented in the following table:

                          Employee Stock Ownership Plan


                        Unit      Unit   Unit Price                  Total
                       Price     Price    Increase          Cash     Annual
      Year              Begin     End    (Decrease)       Dividend   Return

      1996 - 4th Qtr   36.27     37.15      0.88           0.55        8.6
      1996 - 3rd Qtr   36.14     36.27      0.13           0.55
      1996 - 2nd Qtr   36.10     36.14      0.04           0.55
      1996 - 1st Qtr   36.24     36.10     (0.14)          0.55
      1995 - 4th Qtr   35.95     36.24      0.29           0.55        8.3
      1995 - 3rd Qtr   36.12     35.95     (0.17)          0.55
      1995 - 2nd Qtr   35.62     36.12      0.50           0.55
      1995 - 1st Qtr   35.40     35.62      0.22           0.45
      1994             34.64     35.40      0.76           1.90        7.7
      1993             33.60     34.64      1.04           1.80        8.5
      1992             32.60     33.60      1.00           1.80        8.6
      1991             31.48     32.60      1.12           1.80        9.3
      1990             29.66     31.48      1.82           1.70       11.9
      1989             26.65     29.66      3.01           1.70       17.7
      1988             23.71     26.65      2.94           1.50       18.7
      1987             20.94     23.71      2.77           1.38       19.8

   In addition to the Journal Employees' Stock Trust, there are two (2) other record holders of stock of the Registrant. The Registrant is not aware of any recent sales of such stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data of the Registrant is presented in the Registrant's Annual Report on pages 20 and 21 and is incorporated herein by reference.

                   ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS

       Management Discussion and Analysis is presented on pages 17 through 19 in Registrant's Annual Report and is incorporated herein by reference.

                   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

   The Registrant's Financial Statements with Report of Independent Public Auditors are presented on pages 22 through 30 of the Registrant's Annual Report and are incorporated herein by reference.

              ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1997. Information about executive officers of the Company is included in Part I of this Form 10-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1997.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

   The following chart states the equity ownership of each Director of the
   Registrant:

                                           Units Held         Percent of
                            Held Office    as of March 19,    Ownership
      Name             Age  Since             1997(1)         *denotes <1%

   Todd K. Adams       38   June 4, 1996         16,395           *
   Paul M. Bonaiuto    46   June 8, 1993         20,340           *
   James J. Ditter     35   September 6, 1995     5,000           *
   Robert M. Dye       49   March 6, 1990        47,800           *
   Christine A.
     Farnsworth        48   June 8, 1993         31,600           *
   Richard J. Gasper   53   June 4, 1996          9,090           *
   Rhonda G.
    Giebenrath         43   June 4, 1996          2,350           *
   David J. Hauser     42   June 4, 1996          3,295           *
   Thomas J. Heinen    48   June 4, 1996         11,740           *
   Douglas G. Hosking  40   September 4, 1996     6,420           *
   Stephen O. Huhta    41   June 8, 1993         32,355           *
   Robert A. Kahlor    63   March 6, 1973        96,435           *
   Mark J. Keefe       37   June 4, 1996          9,000           *
   Douglas G. Kiel     48   June 4, 1991         36,000           *
   Paul E. Kritzer     54   June 5, 1990         42,445           *
   Ronald G. Kurtis    49   June 8, 1993         61,000           *
   David G. Meissner   59   June 7, 1988          --(2)           --(2)
   Armin J. Ott        49   June 4, 1996          2,970           *
   Donna M. Riehle     29   June 4, 1996            150           *
   Ralph P. Schumacher 53   June 4, 1996          5,500           *
   Steven J. Smith     46   June 2, 1987         81,870           *
   Keith K. Spore      54   September 6, 1995    28,500           *
   Christopher S.
    Thomas             27   June 6, 1995            940           *
   David M. Thomas     29   June 4, 1996            197           *
   James L. Forbes     64   September 4, 1996     --(3)
   Roger D. Peirce     59   September 4, 1996     --(3)

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

   (3) Under the terms of the Trust, non-employees are not permitted to own Units.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than May 1, 1997.

                                     PART IV
                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

   (a)   1. and 2. Financial Statements and Financial Statement Schedules
                   The following consolidated financial statements of the Registrant are included in Item 8:

                                                          Registrant's
                                                          Annual Report
                                                          Page Number
         Consolidated Balance Sheets at
            December 31, 1996 and 1995                        22

         Consolidated Statements of Earnings
            for each of the three years in
              the period ended December 31, 1996              23

         Consolidated Statements of Cash Flows
            for each of the three years in the
            period ended December 31, 1996                    24

         Consolidated Statements of Retained
            Earnings for each of the three years
              in the period ended December 31, 1996           25

         Notes to Consolidated Financial Statements           25-29


                                                          Form 10-K
                                                          Page Number

           Financial Statement Schedules:
            Consolidated schedule for each of the
            three years in the period ended
            December 31, 1996:
               II - Valuation and qualifying accounts         16

           All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      3.   Exhibits
           The exhibits listed on the exhibit index hereto are filed as part of this annual report.

   (b)  Reports on Form 8-K

        No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1996.

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1996, 1995 and 1994



                           Balance at   Additions    Deductions    Balance
                           beginning    charged to   from          at end
                           of year      earnings     allowances    of year


   Allowance for
    doubtful receivables:

   1996                    $2,475,670   $4,184,527    $3,418,685   $3,241,512
                            =========    =========     =========    =========

   1995                    $2,065,012   $3,007,365    $2,596,707   $2,475,670
                            =========    =========     =========    =========

   1994                    $2,500,533   $2,952,136    $3,387,657   $2,065,012
                            =========    =========     =========    =========


   Note:

     (a) Accounts receivable written off, less recoveries, against the allowance.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOURNAL COMMUNICATIONS, INC.



                                           By:/s/ Robert A. Kahlor
                                              Robert A. Kahlor
                                              Chairman of the Board and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/ Todd K. Adams                          March 31, 1997
     Todd K. Adams, Director


     /s/ Paul M. Bonaiuto                       March 31, 1997
     Paul M. Bonaiuto, Director & Chief
      Financial Officer (Principal
      Financial Officer)


     ___________________________                March _____, 1997
     James J. Ditter, Director


     /s/ Robert M. Dye                          March 31, 1997
     Robert M. Dye, Director


     /s/ Christine A. Farnsworth                March 31, 1997
     Christine A. Farnsworth, Director


     ___________________________                March _____, 1997
     James L. Forbes, Director


     ___________________________                March _____, 1997
     Richard J. Gasper, Director


     /s/ Rhonda G. Giebenrath                   March 31, 1997
     Rhonda G. Giebenrath, Director


     /s/ David J. Hauser                        March 31, 1997
     David J. Hauser, Director


     /s/ Thomas J. Heinen                       March 31, 1997
     Thomas J. Heinen, Director


     ___________________________                March _____, 1997
     Douglas G. Hosking, Director


     ___________________________                March _____, 1997
     Stephen O. Huhta, Director


     /s/ Robert A. Kahlor                       March 31, 1997
     Robert A. Kahlor, Director &
      Chairman of the Board (Principal
      Executive Officer)


     ___________________________                March _____, 1997
     Mark J. Keefe, Director


     /s/ Douglas G. Kiel                        March 31, 1997
     Douglas G. Kiel, Director


     /s/ Paul E. Kritzer                        March 31, 1997
     Paul E. Kritzer, Director


     /s/ Ronald G. Kurtis                       March 31, 1997
     Ronald G. Kurtis, Director


     ___________________________                March _____, 1997
     David G. Meissner, Director


     ___________________________                March _____, 1997
     Armin J. Ott, Director


     ___________________________                March _____, 1997
     Roger D. Peirce, Director


     /s/ Donna M. Riehle                        March 31, 1997
     Donna M. Riehle, Director


     /s/ Ralph P. Schumacher                    March 31, 1997
     Ralph P. Schumacher, Director


     ___________________________                March _____, 1997
     Steven J. Smith, Director


     /s/ Keith K. Spore                         March 31, 1997
     Keith K. Spore, Director


     ___________________________                March _____, 1997
     Christopher S. Thomas, Director


     ___________________________                March _____, 1997
     David M. Thomas, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))


        Exhibits

       (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7831)).

       (3.2) By-Laws of Journal Communications, Inc. (incorporated by reference to Exhibit 3.2 to Journal Communications, Inc.'s Current Report for Form 8-K dated March 5, 1996 (Commission File No. 0-7831)).

       (9.1) The Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 of the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File No. 0-7831)).

       (9.2) Further amendment to Stock Trust Agreement as approved by unitholders on October 30, 1996 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of the Journal Employees' Stock Trust included in the Trust's Schedule 14A filed October 1, 1996 (Commission File No. 0-7832))

       (13) Registrant Annual Report to the extent incorporated by reference herein

       (21)    Subsidiaries of the Registrant, filed herewith

       (23)    Consent of Independent Auditors, filed
               herewith

       (27)    Financial Data Schedule, filed herewith