Form 10-K405/A
period 1996-12-31
JOURNAL COMMUNICATIONS INC
filed 1997-04-30
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

                               Amendment No. 1 to

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

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 19, 1997:

        Class                                Outstanding at March 19, 1997

     Common stock, par value $0.25                     12,752,333

   Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

   Items 10, 11, 12, 13 and 14 of the Registrant's Annual Report on Form 10-K as originally filed are hereby amended to read in their entirety as follows:

                      ITEM 10.  DIRECTORS OF THE REGISTRANT

   Information in response to this item is incorporated herein by reference to Exhibit 99 hereto. Information about executive officers of the Company is included in Part I of this Form 10-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to Exhibit 99 hereto.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

   Information in response to this item is incorporated herein by reference to Exhibit 99 hereto. In addition, the following chart states the equity ownership of each current Director of the Registrant:

                                                  Units Held       Percent of
                                Held Office        as of            Ownership
           Name           Age   Since           March 19, 1997(1) *denotes<1%
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

   (1) A "Unit" is equivalent to a beneficial interest in a share of the common stock of Journal Communications, Inc.

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

   Information in response to this item is incorporated herein by reference to Exhibit 99 hereto.

                                     PART IV
                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

   (a) 1. and 2. Financial Statements and Financial Statement Schedules The following consolidated financial statements of the Registrant are included in Item 8:

                                              Registrant's Annual Report
                                                      Page Number
            Consolidated Balance Sheets at
              December 31, 1996 and 1995                  16

            Consolidated Statements of Earnings
              for each of
              the three years in the period ended
              December 31, 1996                           23

            Consolidated Statements of Cash Flows
              for each of the three years in the
              period ended December 31, 1996              24

            Consolidated Statements of Retained
              Earnings for each of the three years
              in the period ended December 31, 1996       25
            Notes to Consolidated Financial Statements    25-29

                                                   Form 10-K
                                                   Page Number
             Financial Statement Schedules:
              Consolidated schedule for each of the
              three years in the period ended
              December 31, 1996:
                 II - Valuation and qualifying accounts   21

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

         Pursuant to the requirements of Section 13 or 15(d) of the

   Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

    (3.2)  By-Laws of Journal Communications, Inc.
           (incorporated by reference to Exhibit
           3.2 to Journal Communications, Inc.'s
           Current Report for Form 8-K dated
           March 5, 1996 (Commission File No. 0-
           7831)).

    (9.1)  The Journal Employees' Stock Trust
           Agreement, dated May 15, 1937, as
           amended (incorporated by reference to
           Exhibit 9 of the Annual Report on Form
           10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995
           (Commission File No. 0-7831)).

    (9.2)  Further amendment to Stock Trust
           Agreement as approved by unitholders on
           October 30, 1996 (incorporated by
           reference to Exhibit A to the Definitive
           Proxy Statement of the Journal
           Employees' Stock Trust included in the
           Trust's Schedule 14A filed October 1,
           19196 (Commission File No. 0-7832))

    (13)   Registrant Annual Report to the extent
           incorporated by reference herein*

    (21)   Subsidiaries of the Registrant, filed herewith*

    (23)   Consent of Independent Auditors, filed herewith*

    (27)   Financial Data Schedule, filed herewith*

    (99)   Certain Proxy Statement Information

   ___________
   * Previously filed.