Form 10-Q
period 1997-03-23
JOURNAL COMMUNICATIONS INC
filed 1997-05-07
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   March 23, 1997
                     (3 Accounting Periods)

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


   Number of share of Common Stock Outstanding - March 23, 1997
   13,759,328

                                    FORM 10-Q

                          JOURNAL COMMUNICATIONS, INC.


   Quarter Ended March 23, 1997            Commission file number 0-7831
          (3 Accounting Periods)


                                      INDEX


                                                                    Page No.

   Part I. Financial Information

     Consolidated Condensed Balance Sheets
     March 23, 1997 and December 31, 1996                                2


     Consolidated Condensed Statements of Income
     Three Periods Ended March 23, 1997
     and March 24, 1996                                                  3


     Consolidated Condensed Statements of Cash Flows
     Three Periods Ended March 23, 1997
     and March 24, 1996                                                  4


     Notes to Consolidated Condensed
     Financial Statements                                                5


     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                          6


   Part II. Other Information                                            7

   For Quarter Ended March 23, 1997           Commission file number 0-7831
          (3 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      March 23, 1997 and December 31, 1996
                             (Dollars in thousands)

   ASSETS                                          3/23/97       12/31/96
                                                 (Unaudited)
   Current Assets:
     Cash                                         $ 3,929      $ 12,383
     Short-term investments                        75,048        52,900
     Receivables                                   95,364        93,915
     Inventories:
       Paper and supplies                          12,739        16,596
       Work in process                              4,599         4,754
       Finished goods                               5,734         6,328
                                                 --------     ---------
                                                   23,072        27,678
     Prepaid expenses                              14,227        10,301
     Deferred Income Taxes                          3,787         3,813
                                                 --------     ---------
            Total current assets                  215,427       200,990

   Property and equipment, less accumulated
   depreciation of $233,808 and $229,060          165,012       163,693
   Deferred charges and other assets               73,604        70,978
   Deferred income taxes                            1,807         1,756
   Goodwill                                        37,193        36,147
                                                 --------     ---------
           Total Assets                          $493,043      $473,564
                                                 ========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                            $ 31,908      $ 38,685
     Taxes on income                                7,916         3,558
     Accrued liabilities                           64,216        66,430
     Current portion of long-term obligations       1,819         2,337
                                                 --------     ---------
           Total current liabilities              105,859       111,010

     Long-term obligations                          1,360         1,524
     Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)                 3,600         3,600
       Retained earnings                          405,960       402,301
       Treasury stock, at cost                    (23,736)     (44,871)
                                                  --------    ---------
           Total stockholders' equity             385,824       361,030
           Total liabilities and
             stockholders' equity                $493,043      $473,564
                                                  =======      ========

   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

   For Quarter Ended    March 23, 1997      Commission file number 0-7831
                  (3 Accounting Periods)


                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)


                                                 Three Periods Ended
                                               03/23/97       03/24/96
                                              (Unaudited)   (Unaudited)

   Net Sales                                  $ 143,710      $ 131,689
                                             ----------      ---------

   Operating costs and expenses:
     Cost of sales                               79,267         79,064
     Selling/administrative expenses             46,691         42,712
                                             ----------      ---------
                                                125,958        121,776
                                             ----------      ---------
   Operating Earnings                            17,752          9,913

     Dividend and interest income                 1,331          1,054
     Interest expense                               (17)           (12)
                                              ----------      ---------
   Earnings before income taxes                  19,066         10,955

   Provision for income taxes                     7,894          4,448
                                             ----------      ---------
   Net Income                                $   11,172     $    6,507
                                             ==========     ==========
   Weighted average number of common
     shares outstanding                      13,765,468     13,588,291
                                             ==========     ==========
   Earnings per share                             $0.81          $0.48
                                             ==========     ==========
   Cash dividend per share                        $0.55          $0.55
                                             ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

   For Quarter Ended March 23, 1997      Commission file number 0-7831
             (3 Accounting Periods)

                 Condensed Consolidated Statement of Cash Flows
                             (Dollars in thousands)

                                                   Three Periods Ended
                                                  03/23/97       03/24/96
                                                (Unaudited)    (Unaudited)

   Cash flow from operating activities:
    Net Earnings                                 $11,172          $6,507
    Adjustments to net earnings for
     non-cash items:
     Depreciation and amortization                 8,838           8,012
     Net (gain) loss from sale of assets            (231)             62
     Change in:
      Accounts receivable                         (1,882)          6,836
      Inventories                                  4,438          (1,626)
      Accounts payable                           (6,573)          (4,533)
      Other current assets and liabilities        (1,627)         (4,207)
                                               ----------       ---------
     Net cash provided by operating activities   $14,135        $ 11,051
                                               ----------       ---------
   Cash flow from investing activities:
     Proceeds from sale of assets                    841              64
     Property and equipment expenditures          (8,864)         (5,047)
     Assets of business acquired                  (5,282)        (16,154)
     Net (increase) decrease in short-term
      investments                                (22,475)         24,154
                                               ----------       ---------
   Net cash provided by investing activities     (35,780)          3,017
                                               ----------       ---------
   Cash flow from financing activities:
     Purchase of treasury stock                  (14,258)         (6,327)
     Reduction in long-term obligations             (732)           (854)
     Sale and distribution of treasury stock      35,781             272
     Cash dividends                               (7,600)         (7,274)
                                               ----------       ---------
   Net cash used for financing activities         13,191         (14,183)
                                               ----------       ---------
   Net increase (decrease) in cash                (8,454)           (115)

   Cash:
     Beginning of year                            12,383          10,133
                                               ----------       ---------
     March 23, 1997                              $ 3,929         $10,018
                                               ==========       =========

            See notes to condensed consolidated financial statements.

   For Quarter Ended March 23, 1997          Commission file number 0-7831
             (3 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 23, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1996.

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

   For Quarter Ended March 23, 1997      Commission file number 0-7831
             (3 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

     Consolidated net income during the first quarter was $11.2 million, which is 72% higher than the previous year. First quarter revenue was $143.7 million, up 9%.

     Journal Sentinel Inc., Journal Broadcast Group Inc., NorthStar Print Group Inc. and Norlight Telecommunications Inc. all showed significantly improved earnings. Add Inc. was up slightly, and the PrimeNet Marketing Services/Mega Direct operations were behind the results of a year ago. The turnaround effort at IPC is having a positive impact on their earnings.

     At Journal Sentinel Inc., pretax earnings for the quarter were $10.7 million, up 149% from last year. Revenue was $49.9 million, up 10% over last year. The revenue increase was driven almost entirely by advertising, with retail up 11%, general advertising up 41% and classified up 13% over last year. A slight increase in circulation revenue came primarily from sales of Packer Plus. Newsprint costs dropped $2.7 million, or 25%, from the same period a year ago, and other expenses continued to be tightly controlled.

     Journal Broadcast Group Inc.'s pretax earnings year-to-date were $5.4 million, up 22% over last year. Revenue was up 12% in 1997 to $20.5 million. This year, with the Packers in the Super Bowl, WTMJ-AM benefitted significantly, with revenue up 34% and pretax earnings more than 40 times greater than last year. KTNV-TV, in Las Vegas, had revenue up 17% and pretax earnings up 34%. In Lansing, Mich., WSYM-TV revenue was up 12% and pretax earnings increased 29%.

     NorthStar Print Group Inc. had pretax earnings of $718,000, which was 181% higher than last year. NorthStar also had a 16% revenue increase to $12.8 million, with the Norway/Watertown operation up 41%.

     Norlight Telecommunications Inc. is benefitting from the network expansion, with revenue up 30% to $12.4 million, and pretax earnings increasing to $3.2 million, up 68%. While the carrier side of the business is driving most of the growth, the retail side is now also profitable.

     At Add Inc. revenue was $17.8 million, down 1%, and pretax earnings were $1.2 million, up 1%.

     IPC Communication Services' pretax earnings were at the break-even point, which was a significant improvement over last year's $300,000 loss. Revenue increased 6% to $27.7 million. While there was considerable improvement domestically, we are continuing to closely monitor the IPC European plant, which was not profitable in the first quarter.

     PrimeNet Marketing Services and Mega Direct suffered from a drop in business volume. Revenue was off 23% and pretax earnings showed a slight loss. While continuing to control costs, PrimeNet and Mega Direct will have greater focus on growing sales for the balance of the year.

     Working capital increased to $110 million from $90 million at the end of 1996. Total assets now exceed $493 million while stockholders equity is $385.8 million.

   For Quarter Ended March 23, 1997        Commission file number 0-7831
             (3 Accounting Periods)



                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K. There were no reports on form 8-K filed for the three accounting periods ended March 23, 1997.


                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                        Registrant



   Date   May 6, 1997                   /s/ Robert A. Kahlor
                                        Robert A. Kahlor,
                                        Chairman of the Board



   Date   May 6, 1997                   /s/ Paul M. Bonaiuto
                                        Paul M. Bonaiuto, Senior Vice
                                        President and Chief Financial Officer