Form 10-Q
period 1997-06-15
JOURNAL COMMUNICATIONS INC
filed 1997-07-30
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   June 15, 1997
       (6 Accounting Periods)

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


   Number of shares of Common Stock Outstanding
        - June 15, 1997                                        13,552,273

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   Quarter Ended June 15, 1997                Commission file number 0-7831
    (6 Accounting Periods)


                                      INDEX

                                                             Page No.

   Part I. Financial Information

       Consolidated Condensed Balance Sheets
       June 15, 1997 and December 31, 1996                     2


       Consolidated Condensed Statements of Income
       Six Periods Ended June 15, 1997
       and June 16, 1996                                       3


       Consolidated Condensed Statements of Cash Flows
       Six Periods Ended June 15, 1997
       and June 16, 1996                                       4


       Notes to Consolidated Condensed
       Financial Statements                                    5


       Management's Discussion and Analysis of
       Consolidated Financial Condition and Results of
       Operations                                              6



   Part II. Other Information                                  7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 15, 1997            Commission file number 0-7831
       (6 Accounting Periods)

                     Consolidated Condensed Balance Sheets
                     June 15, 1997 and December 31, 1996
                            (Dollars in thousands)

   ASSETS                                   6/15/97          12/31/96
                                           (Unaudited)

   Current Assets:
      Cash                                  $   3,411       $  12,383
      Short-term investments                   81,744          52,900
     Receivables                               95,944          93,915
     Inventories:
       Paper and supplies                      11,597          16,596
       Work in process                          5,122           4,754
       Finished goods                           5,573           6,328
                                          -----------      ----------
                                               22,292          27,678
    Prepaid expenses                           10,720          10,301
    Deferred income Taxes                       3,787           3,813
                                          -----------      ----------
            Total current assets              217,898         200,990

   Property and equipment, less accumulated
    depreciation of  $240,184 and $229,060    167,979         163,693
   Deferred charges and other assets           72,027          70,978
   Deferred income taxes                        1,807           1,756
   Goodwill                                    36,923          36,147
                                          -----------      ----------
           Total Assets                      $496,634        $473,564
                                          ===========      ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                        $41,368         $38,685
      Taxes on income                           2,678           3,558
      Accrued liabilities                      67,019          66,430
      Current portion of long-term
        obligations                             1,496           2,337
                                          -----------      ----------
           Total current liabilities          112,561         111,010

   Long-term obligations                        1,296           1,524
   Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)             3,600           3,600
       Retained earnings                      411,671         402,301
       Treasury stock, at cost                (32,494)        (44,871)
                                          -----------      ----------
           Total stockholders' equity         382,777         361,030
                                          -----------      ----------
           Total liabilities and
             stockholders' equity            $496,634        $473,564
                                          ===========      ==========

   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    June 15, 1997           Commission file number 0-7831
                     (6 Accounting Periods)

                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)


                                Three Periods Ended      Six Periods Ended
                               06/15/97    06/16/96     06/15/97   06/16/96
                             (Unaudited)  (Unaudited) (Unaudited) (Unaudited)

   Net Sales                   $152,634    $141,989     $296,344   $273,678

   Operating costs and
     expenses:
   Cost of sales                 82,714      82,715      161,981    161,779
   Selling/administrative
     expenses                    49,027      44,397       95,718     87,108
                              ---------   ---------    --------- ----------

                                131,741     127,112      257,699    248,887
                              ---------   ---------    ---------  ---------

   Operating Earnings            20,893      14,877       38,645     24,791

   Dividend and interest
     income                       1,415         809        2,746      1,863
   Interest expenses                (84)        (36)        (101)       (49)
                              ---------  ----------    ---------  ---------

   Earnings before income
     taxes                       22,224      15,650       41,290     26,605
                              ---------   ---------    ---------  ---------
   Provision for income
     taxes                       9,541        6,501       17,435     10,949
                              ---------   ---------    ---------  ---------

   Net Income                  $ 12,683    $  9,149     $ 23,855  $ 15 ,656
                              =========   =========    =========  =========
   Weighted average number
     of common shares
     outstanding             13,558,300  13,157,823   13,411,862 13,373,057
                             ==========  ==========   ========== ==========

   Earnings per share             $0.93       $0.68        $1.78      $1.17
                             ==========  ==========   ========== ==========
   Cash dividend per share        $0.55       $0.55       $ 1.10      $1.10
                             ==========  ==========   ========== ==========


   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 15, 1997              Commission file number 0-7831
        (6 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                    Six Periods Ended
                                                  06/15/97      06/16/96
                                                 (Unaudited)  (Unaudited)

   Cash flow from operating activities:
   Earnings from continuing operations           $23,855         $15,656
   Adjustments to net earnings for
      non-cash items:
         Depreciation and amortization            18,506          16,524
         Net (gain) loss from sale of
           assets                                 (1,942)              3
   Change in:
            Accounts receivable                   (2,719)          4,314
            Inventories                            5,169           2,496
            Accounts payable                       2,914           6,848
            Other current assets and
              liabilities                         (1,012)          5,749
                                              ----------       ---------

   Net cash provided by operating
     activities                                 $ 44,771         $57,590
                                              ----------       ---------
   Cash flow from investing activities:
      Proceeds from sale of assets                 3,118              96
      Property and equipment
        expenditures                             (19,220)        (15,089)
      Assets of business acquired                 (5,281)        (16,154)
      Net (increase) decrease in
        short-term investments                   (29,405)         28,101
      Other-net                                     (561)        (11,710)
                                               ---------       ---------
    Net cash used for investing
      activities                                 (50,788)        (14,756)
                                               ---------       ---------
    Cash flow from financing
      activities:
        Purchase of treasury stock               (34,760)        (29,715)
        Reduction in long-term
          obligations                             (1,243)         (1,773)
        Sale and distribution of
          treasury stock                          48,134           8,129
        Cash dividends                           (15,086)        (14,415)
                                              ----------       ---------
    Net cash used for financing
      activities                                  (2,955)        (37,774)
                                              ----------       ---------
    Net decrease in cash                          (8,972)           (940)

    Cash:
      Beginning of year                           12,383          10,133
                                              ----------       ---------
      June 15, 1997                             $  3,411        $  9,193
                                              ==========       =========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 15, 1997             Commission file number 0-7831
             (6 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six periods ended June 15, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1996.

   2. The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statement at the end of the third accounting period (its first quarter), and at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 15, 1997          Commission file number 0-7831
        (6 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

        Through the first six financial periods of 1997, our consolidated revenue was $296.3 million, up 8% from last year. Consolidated net earnings were $23.9 million, 52% higher than 1996.

        Since Jan. 1 of this year, Journal Sentinel Inc., Journal Broadcast Group., NorthStar Print Group Inc. and Norlight Telecommunications Inc. have enjoyed significant earnings gains. IPC Communication Services showed improvement, and the PrimeNet Marketing Services/Mega Direct operations continued to be behind last year.

        Journal Sentinel Inc.'s year-to-date revenue was $101.3 million, up 9% from the 1996 figure of $93.3 million. Pretax earnings were $21.1 million, up 73% from last year. Strong advertising sales, lower newsprint pricing and continued tight control of costs all contributed to the dramatic earnings increase. There is a probability of newsprint price increases later this year, which could impact earnings growth.

        Journal Broadcast Group Inc. had year-to-date revenue up 10% to $44.1 million. Pretax earnings were $13.5 million, up 14%. The biggest increases were at radio stations WTMJ-AM in Milwaukee, KKCD-FM in Omaha and KMXZ-FM in Tucson. At KTNV-TV in Las Vegas, year-to-date pretax earnings were up 31% on a revenue increase of $1.6 million.

        At NorthStar Print Group Inc., year-to-date revenue was $27.3 million, up 15%. Pretax earnings were $1.9 million, more than three times greater than last year. The Norway/Watertown operation showed the greatest improvement.

        Norlight Telecommunications Inc., through sales and marketing efforts, along with excellent service, brought in a revenue increase of 29% to $25.5 million. Pretax earnings increased 58% to $6.2 million. The robust earnings growth has been principally on the carrier side of the business.

        Add Inc. year-to-date revenue was flat at $38.5 million, compared with $38.4 million last year, but pretax earnings increased 32% to $5.4 million as a result of the sale of the Warner Robins, Ga., operations. Without that sale, pretax earnings would have declined 10%.

        IPC Communication Services reported revenue for the first half of the year at $54.7 million, up 4%. On a pretax basis, IPC had a loss of $1.9 million, but that was considerably better than the previous year. IPC has added new customers as well as additional business from existing customers totaling more than $15 million, with most of the work going to the northern California plant. There continues to be improvement at the European operation.

        PrimeNet Marketing Services and Mega Direct had a consolidated loss of $138,000, pretax, on revenue of $5.7 million. Growing sales will continue to be a focus for these operations.

        Working capital increased to $105.3 million from $90 million at the end of 1996. Total assets exceed $496 million, while stockholders' equity is $383 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended June 15, 1997              Commission file number 0-7831
         (6 Accounting Periods)

                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K. There were no reports on form 8-K filed for the six accounting periods ended June 15, 1997.


                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOURNAL COMMUNICATIONS, INC.

                                    Registrant



   Date   July 30, 1997             /s/ Robert A. Kahlor
                                    Robert A. Kahlor, Chairman of the Board


                                    /s/ Paul M. Bonaiuto
   Date   July 30, 1997             Paul M. Bonaiuto, Executive Vice President
                                    and Chief Financial Office

                              EXHIBIT INDEX

                                           Description
     Exhibit No. 27                  Financial Data Schedule