Form 10-Q/A
period 1997-06-15
JOURNAL COMMUNICATIONS INC
filed 1997-08-04
CIK 54056

FORM 10-Q/A

                               Amendment No. 1

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

   Journal Communications, Inc. hereby amends Part I of its Form 10-Q for the quarter ended June 15, 1997 to read in its entirety as follows.

   Item 1.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 15, 1997              Commission file number 0-7831
        (6 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                    Six Periods Ended
                                                  06/15/97      06/16/96
                                                 (Unaudited)  (Unaudited)

   Cash flow from operating activities:
   Earnings from continuing operations           $23,855         $15,656
   Adjustments to net earnings for
      non-cash items:
         Depreciation and amortization            18,506          16,524
         Net (gain) loss from sale of
           assets                                 (1,942)              3
   Change in:
            Accounts receivable                   (2,719)          4,314
            Inventories                            5,169           2,496
            Accounts payable                       2,914           6,848
            Other current assets and
              liabilities                         (1,012)          5,749
                                              ----------       ---------

   Net cash provided by operating
     activities                                 $ 44,771         $57,590
                                              ----------       ---------
   Cash flow from investing activities:
      Proceeds from sale of assets                 3,118              96
      Property and equipment
        expenditures                             (19,220)        (15,089)
      Assets of business acquired                 (5,281)        (16,154)
      Net (increase) decrease in
        short-term investments                   (28,844)         28,101
      Other-net                                     (561)        (11,710)
                                               ---------       ---------
    Net cash used for investing
      activities                                 (50,788)        (14,756)
                                               ---------       ---------
    Cash flow from financing
      activities:
        Purchase of treasury stock               (34,760)        (29,715)
        Reduction in long-term
          obligations                             (1,243)         (1,773)
        Sale and distribution of
          treasury stock                          48,134           8,129
        Cash dividends                           (15,086)        (14,415)
                                              ----------       ---------
    Net cash used for financing
      activities                                  (2,955)        (37,774)
                                              ----------       ---------
    Net decrease in cash                          (8,972)           (940)

    Cash:
      Beginning of year                           12,383          10,133
                                              ----------       ---------
      June 15, 1997                             $  3,411        $  9,193
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

   Item 2.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.


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