Form 10-Q
period 1997-10-05
JOURNAL COMMUNICATIONS INC
filed 1997-11-10
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


   For Quarter Ending   October 5, 1997         Commission file number 0-7831
                  (10 Accounting Periods)


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



   Number of shares of Common Stock Outstanding - October 5, 1997  13,670,899

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended October 5, 1997                Commission file number 0-7831
          (10 Accounting Periods)


                                      INDEX


                                                             Page No.

   Part I. Financial Information

       Consolidated Condensed Balance Sheets
       October 5, 1997 and December 31, 1996                   2


       Consolidated Condensed Statements of Income
       Ten Periods Ended October 5, 1997
       And October 6, 1996                                     3


       Consolidated Condensed Statements of Cash Flows
       Ten Periods Ended October 5, 1997
       and October 6, 1996                                     4


       Notes to Consolidated Condensed
       Financial Statements                                    5


       Management's Discussion and Analysis of
       Consolidated Financial Condition and Results of
       Operations                                              6


   Part II. Other Information                                  7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 5, 1997            Commission file number 0-7831
                (10 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                     October 5, 1997 and December 31, 1996
                             (Dollars in thousands)

   ASSETS                                   10/05/97          12/31/96
                                           (Unaudited)
   Current Assets:
     Cash                                      $ 3,411          $ 12,383
     Short-term investments                     81,581            52,900
     Receivables                                94,047            93,915
     Inventories:
       Paper and supplies                       13,130            16,596
       Work in process                           5,081             4,754
       Finished goods                            5,748             6,328
                                               -------           -------
                                                23,959            27,678
    Prepaid expenses                            12,581            10,301
    Deferred income Taxes                        3,787             3,813
                                               -------          --------
            Total current assets               219,366           200,990

   Property and equipment, less accumulated
    depreciation of $246,439 and $229,060      169,854           163,693
   Deferred charges and other assets            92,409            70,978
   Deferred income taxes                         1,807             1,756
   Goodwill                                     36,624            36,147
                                              --------          --------
           Total Assets                      $ 520,060         $ 473,564
                                              ========          ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                        $ 41,997          $ 38,685
      Taxes on income                            6,903             3,558
      Accrued liabilities                       70,337            66,430
      Current portion of long-term
        obligations                              1,315             2,337
                                               -------           -------
           Total current liabilities           120,552           111,010

   Long-term obligations                         2,017             1,524
   Stockholders' equity:
       Common stock - Authorized and issued
       14,400,000 ($0.25 par value)              3,600             3,600
       Retained earnings                       422,549           402,301
       Treasury stock, at cost                 (28,658)          (44,871)
                                               -------           -------
           Total stockholders' equity          397,491           361,030
                                               -------           -------
           Total liabilities and
              stockholders' equity            $520,060         $ 473,564
                                               =======           =======

   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    October 5, 1997         Commission file number 0-7831
                   (10 Accounting Periods)


                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)


                             Four Periods Ended          Ten Periods Ended
                          10/05/97      10/06/96      10/05/97     10/06/96
                         (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)

   Net Sales              $203,205      $192,103       $499,550   $465,781
   Operating costs and
    expenses:
     Cost of sales         115,099       107,868        277,081      269,647
   Selling/administrative
     expenses               58,555        61,640        154,273      148,748
                           -------       -------        -------      -------
                           173,654       169,508        431,354      418,395
                           -------       -------        -------      -------
   Operating Earnings       29,551        22,595         68,196       47,386

     Dividend and
       interest income       2,199           956          4,945        2,819
     Interest expense         (155)         (247)          (256)        (296)
                           -------       -------        -------      -------
   Earnings before
    income taxes            31,595        23,304         72,885       49,909

   Provision for
    income taxes            13,590         9,909         31,025       20,858
                           -------      --------       --------     --------
   Net Income            $  18,005      $ 13,395      $  41,860     $ 29,051
                           =======      ========       ========     ========

   Weighted average
    number of common
    shares outstanding  13,648,413    12,766,847     13,655,460   13,130,573
                        ==========    ==========     ==========   ==========
   Earnings per share       $ 1.32        $ 1.02         $ 3.07       $ 2.21
                             =====         =====          =====        =====
   Cash dividend per share  $ 0.55        $ 0.55         $ 1.65       $ 1.65
                             =====         =====          =====        =====


   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 5, 1997            Commission file number 0-7831
               (10 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                     Ten Periods Ended
                                                  10/05/97        10/06/96
                                                 (Unaudited)    (Unaudited)

   Cash flow from operating activities:
   Earnings from continuing operations              $ 41,860       $29,051
   Adjustments to net earnings for
     non-cash items:
       Depreciation and amortization                  31,508        28,915
       Net (gain)/loss from sale of assets           (10,179)         (718)
       Change in:
         Accounts receivable                            (991)        2,067
         Inventories                                   3,558         4,409
         Accounts payable                              3,574         3,845
         Other current assets and liabilities          4,572         1,750
                                                     -------       -------
   Net cash provided by operating activities        $ 73,902       $69,319
                                                     -------       -------
   Cash flow from investing activities:
      Proceeds from sale of assets                     3,637         3,881
      Property and equipment expenditures            (30,347)      (24,860)
      Assets of business acquired                    (20,494)      (16,594)
      Net (increase)/decrease in short-term
        investments                                  (28,681)       28,716
      Other-net                                       (1,307)         (504)
                                                     -------       -------
   Net cash used for investing activities            (77,192)       (9,361)
                                                     -------       -------
   Cash flow from financing activities:
      Reduction in long-term obligations              (1,102)       (6,420)
      Purchase of treasury stock                     (43,475)      (46,685)
      Sale and distribution of treasury stock         61,499        12,260
      Cash dividends                                 (22,604)      (21,473)
                                                     -------       -------
   Net cash used for financing activities             (5,682)      (62,318)
                                                     -------       -------
   Net decrease in cash                               (8,972)       (2,360)

   Cash:
      Beginning of year                               12,383        10,133
                                                     -------       -------
      October 5, 1997                                $ 3,411      $  7,773
                                                     =======       =======


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   For Quarter Ended October 5, 1997           Commission file number 0-7831
                (10 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the ten periods ended October 5, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1996.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended October 5, 1997        Commission file number 0-7831
              (10 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

        Our consolidated revenue through 10 periods was $499.6 million, up 7% from last year. Consolidated net earnings were $41.9 million, 44% higher than the 1996 figure of $29.1 million. Net earnings per share year-to-date in 1997 were $3.07, compared with $2.21 over the same period a year ago.

        The pretax earnings increased by more than one-third at three of our companies: Journal Sentinel Inc., NorthStar Print Group Inc. and Norlight Telecommunications, Inc.

        Year-to-date revenue at Journal Sentinel Inc. was $171.7 million, up 8% from $158.3 million for the same period in 1996, with 15% increases in both classified and general advertising. Pretax earnings were $34.4 million, up 42% from $24.3 million. A 4.3% newsprint price increase beginning in November is expected to slow growth in the fourth quarter compared to last year.

        At Journal Broadcast Group Inc., year-to-date revenue was $74.5 million, up 7% from $69.6 million. Pretax earnings were up 4% on continuing operations. There also was a $7.8 million pretax gain as a result of the trade of our Kansas City radio station for the two stations in Knoxville, Tenn. During the fourth quarter, we expect to complete the acquisition of KESY-FM and KBBX-AM to increase our presence in the Omaha, Neb., market.

        NorthStar Print Group Inc. had year-to-date revenue up 5% to $44.3 million from $42.2 million. Third quarter revenue compared to 1996 was down 8% due to a drop off in label sales to Brahma Brewing in Brazil. Year-to-date pretax earnings were nearly $3 million, or about $1.2 million better than last year at this time.

        Norlight Telecommunication Inc. had a revenue increase of 31% to $44.1 million, up from $33.8 million in 1996, with strong growth in both the retail and carrier sides of the business. Pretax earnings were ahead 35%, from $6.8 million in 1996 to $9.2 million this year.

        Year-to-date revenue at Add Inc. was flat at $66 million. Without the gain on the sale of the Warner Robins, Ga., operations earlier this year, pretax earnings would be down 18%. Add Inc. purchased Dixie Web Graphics in New Orleans, La., in July and has merged its existing web printing plant into the Dixie plant, providing an excellent opportunity for earnings growth.

        At IPC Communication Services, revenue year-to-date was $91.1 million, up 5% from $86.7 million one year ago. Although there is a year-to-date pretax loss, the situation has improved significantly over last year's result. In December, northern California will combine its two plants, which will mean a lower cost structure. And in the 10th period, IPC reported a pretax profit of $291,000, including record earnings in southern California.

        Consolidated revenue at PrimeNet Marketing Services and Mega Direct was down 22% to $9 million. Both operations are focusing on improvement in sales and profit margins.

        Our working capital is $99 million, compared to $90 million at December 31, 1996. Total assets equal $520 million, while stockholders' equity is $397 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended October 5, 1997        Commission file number 0-7831
             (10 Accounting Periods)



                           Part II. Other Information



   Item 6 - Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K. There were no reports on form 8-K filed for the six accounting periods ended October 5, 1997.




                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JOURNAL COMMUNICATIONS, INC.
                                  Registrant


   Date November 6, 1997          /s/ Robert A. Kahlor
                                  Robert A. Kahlor, Chairman of the Board



   Date November 6, 1997          /s/ Paul M. Bonaiuto
                                  Paul M. Bonaiuto, Senior Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit No.                    Desription

      27             Financial Data Schedule