Form 10-K405
period 1997-12-31
JOURNAL COMMUNICATIONS INC
filed 1998-03-31
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997. Commission File Number: 0-7831

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1998:

        Class                               Outstanding at March 19, 1998
        Common Stock, par value $0.25                14,213,607

   Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 2, 1998 are incorporated by reference into Part III.

                                     PART I
                                ITEM 1. BUSINESS

   The Registrant is a diversified communications and media company. Its 1997 revenues, broken down by business segments, were: publishing - 42.3%; commercial printing 31.9%; broadcast - 15.1%; telecommunications - 9.0%, and direct marketing - 1.7%. The following indicates the percent of consolidated revenues derived from these activities for the past three (3) years:

   Source                               1997      1996      1995

   Advertising                         34.2%     34.2%     35.8%
   Circulation                           8.1       8.4       9.2
                                     -------   -------   -------
   Publishing                           42.3      42.6      45.0
   Broadcast                            15.1      15.3      12.5
   Commercial Printing                  31.9      32.5      34.0
   Telecommunications                    9.0       7.2       6.6
   Direct Marketing                      1.7       2.4       1.9

   Material developments in the Registrant's business in 1997 included the acquisition of a group of community newspapers and shoppers in the Milwaukee area, the acquisition of a fourth radio station in Omaha, the announcement of the pending acquisition of two additional radio stations in Omaha (transaction completed on January 2, 1998), the acquisition of two radio stations in Knoxville, Tennessee in exchange for the Registrant's radio station in Kansas City, the acquisition of a printing company in New Orleans, Louisiana and the acquisition of a shopper in western Massachusetts. In addition to the information provided below, see
   Item 6, "Selected Financial Data," Item 7, "Management Discussion and Analysis," and Item 8, "Consolidated Financial Statements and Supplementary Data."

   Publications

   Journal Sentinel Inc., a wholly-owned subsidiary of the Registrant, publishes the major daily newspaper in the Milwaukee, Wisconsin market. Prior to April 2, 1995, it had published the evening Milwaukee Journal (The Journal) since 1882, the Sunday edition of The Journal (Sunday Journal) since 1911, and the morning Milwaukee Sentinel (the Sentinel) since it was acquired in 1962. On April 2, 1995, the daily newspapers were merged and became one morning newspaper, the Milwaukee Journal Sentinel. Average paid circulation for the twelve months ended March 31 for the last five years, as audited by the Audit Bureau of Circulation, was:

                           1997         1996       1995      1994        1997

   Journal Sentinel     292,035      298,206        -0-       -0-         -0-

   Sunday Journal       458,480      467,852    486,422   492,425     490,077

   Journal                  -0-         - 0-    211,801   228,454     238,351

   Sentinel                -0-        - 0 -    173,895   173,019     171,271


   Advertising volume in column inches and preprint units for the Registrant's Milwaukee newspapers for the last five calendar years was:

   (in thousands)

   Column Inches

     Full Run           2,319.4      2,151.5    2,289.7   2,666.0     2,657.6
     Part Run             292.7        250.7      257.1     213.4       260.9

   Units

     Preprint               2.6          2.5        2.8       2.4         1.9


   There are 135 other newspapers, shoppers and magazines published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 135 publications, 44 are paid subscription and 91 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, real estate, labor, religious, ethnic, foreign language or other special interest newspapers.

   Two (2) other daily newspapers, the Waukesha Freeman and the West Bend Daily News, are published in the four-county Milwaukee metropolitan area. These newspapers are circulated in portions of Waukesha and Washington Counties, respectively. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Wall Street Journal, Madison Capitol-Times, Wisconsin State Journal and New York Times are sold in the Milwaukee market. The Journal Sentinel newspaper also competes for advertising revenues or support with five (5) network-affiliated commercial television stations, eight (8) independent television stations - (three (3) of which are low power television stations), two (2) public television stations and thirty-one (31) AM and FM radio stations located in the four-county market, two (2) cable television companies and several direct mail services. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

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

   During 1997, the average price per ton for newsprint decreased by 14.5 % compared to the previous year. Total consumption for all products in 1997 was 6.2% above 1996's total. Newsprint is purchased from five Canadian and two American suppliers. Anticipated supplies for 1998 are considered sufficient.

    The Registrant also publishes, through its Add, Inc. subsidiary. In February 1997, Add, Inc. purchased one (1) shopper in Massachusetts and sold one (1) shopper in Wisconsin and one (1) in Ohio. In June 1997, Add, Inc. purchased a printing firm in New Orleans. In October 1997, Add, Inc. purchased a group of seventeen (17) shoppers and twenty-three (23) weekly newspapers in the Milwaukee area. At December 31, 1997, Add, Inc. published nine (9) weekly newspapers in southwestern Connecticut; thirty-two (32) weekly newspapers and one (1) controlled-circulation business publication in Wisconsin; one (1) weekly newspaper in Florida; fifty-seven
   (57) shopper publications, with thirty-six (36) in Wisconsin, twelve (12) in Ohio, three (3) in Florida, two (2) in Pennsylvania, two (2) in Vermont, one (1) in Massachusetts, and one (1) in New York; three (3) paid auto publications, with two (2) in Louisiana and one (1) in Wisconsin; two
   (2) paid boating publications, with one (1) in Louisiana and one (1) in Florida; three (3) free auto publications in Ohio; two (2) free monthly Health & Fitness publications, with one (1) in Pennsylvania and one (1) in Louisiana, and one (1) nationwide electronic classified database.

   Printing

   IPC Communication Services, Inc., a wholly-owned subsidiary, specializes in the production, management of inventory, materials procurement and fulfillment for customers in the technology and publications industries. This includes printing of documentation manuals for hardware and software manufacturers and the duplication of CD-ROMs, DVDs, masters, disks and tapes and the printing of medical, legal and technical journals for various trade associations. IPC is based in Fremont, California (moved from San Jose, California in January 1998), and has additional operations in Foothill Ranch, California (moved from Irvine, California in January
   1998), St. Joseph, Michigan, Austin, Texas, and Roncq, France. No supply restrictions are anticipated in 1998 for the raw materials IPC utilizes.

   NorthStar Print Group, Inc., a wholly-owned subsidiary of the Registrant, is headquartered in Brown Deer, Wisconsin, and has manufacturing operations in Brown Deer, Green Bay and Watertown, Wisconsin, and Norway, Michigan. It employs a wide array of printing technologies in the various markets it serves. These include sheet-fed offset, rotogravure and flexographic processes that are used to print point-of-purchase materials, labels for consumer goods and industry manufacturers (including in-mold labels), and out-of-home media. NorthStar Print Group, Inc., is one of the nation's largest producers of beer bottle labels and also provides beer bottle labels in Brazil. Its supply of raw materials is considered adequate.

   Trumbull Printing, Inc., though a wholly-owned subsidiary of the Registrant, is managed by a subsidiary of Add, Inc. that is co-located in Trumbull, Connecticut. Trumbull Printing, Inc., is a web offset printer of newspapers, newspaper inserts and other publications. Its principal raw materials, paper and ink, are expected to be in sufficient supply in 1998.

   Broadcasting

   Journal Broadcast Group, Inc., a wholly-owned subsidiary of the Registrant, was re-incorporated in Nevada as Journal Broadcast Corporation in March 1998. Thereafter, Journal Broadcast Corporation incorporated a wholly-owned subsidiary, which was named Journal Broadcast Group, Inc. Journal Broadcast Corporation operates television station KTNV, an affiliate of the ABC Television Network, in Las Vegas, Nevada. Its subsidiary, Journal Broadcast Group, Inc., operates two (2) television stations and thirteen (13) radio stations in five (5) states. All operate under licenses from the Federal Communications Commission.

   The Registrant's three (3) Milwaukee broadcast operations, WTMJ-TV, WTMJ-AM and WKTI-FM, consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes four (4) other network-affiliated commercial televisions stations, eight (8) independent television stations (three (3) of which are low-power television stations), two (2) public television stations, thirty-four (34) other radio stations, two (2) cable television companies, seven (7) daily newspapers (including one owned by Registrant), and numerous weekly newspapers. News reporting and editorial operations at WTMJ-TV, WTMJ-AM and WKTI-FM, Milwaukee, are independent of the Registrant's Milwaukee newspaper operations.

   The broadcast stations of Journal Broadcast Group, Inc. are:

   Station             Location            Network Affiliation

   WTMJ-TV        Milwaukee, WI            NBC Television
   WTMJ-AM        Milwaukee, WI            ABC Information
   WKTI-FM        Milwaukee, WI            ABC Contemporary
   WSYM-TV        Lansing, Michigan        Fox Television
   KOSR-AM        Omaha, Nebraska          USA Radio, One-on-One Sports
   KEZO-FM        Omaha, Nebraska
   KSRZ-FM        Omaha, Nebraska          ABC Contemporary
   KESY-FM        Omaha, Nebraska
   KBBX-AM        Omaha, Nebraska
   KKCD-FM        Omaha, Nebraska
   KMXZ-FM        Tucson, Arizona
   KFFN-AM        Tucson, Arizona          CBS Spectrum
   KZPT-FM        Tucson, Arizona          CBS Spectrum
   WMYU-FM        Knoxville, Tennessee     ABC News Wire
   WWST-FM        Knoxville, Tennessee

   In December 1997, Journal Broadcast Group reached an agreement with Sequoyah Communications Inc. to purchase two (2) additional radio stations in Knoxville, WQBB-FM and WQBB-AM. In February 1998, Journal Broadcast Group reached an agreement with Desert West Air Rancher Corporation to purchase radio station KLQB-FM in Oracle, Arizona. In March 1998, Journal Broadcast Group reached an agreement with AGM-Nevada to purchase seven (7) radio stations in and near Boise, Idaho: KCID-AM, KCID-FM, KJOT-FM, KQXR-FM, KGEM-AM, KSRV-AM and KSRV-FM. All of these acquisitions will take effect upon approval by the Federal
   Communications Commission.

   Telecommunications

   Norlight Telecommunications, Inc., a wholly-owned subsidiary, provides telecommunications services. Norlight's business-to-business service markets advanced data circuits, frame relay, Internet access, and switched voice services, including domestic, international and calling card services, to medium and large businesses in Wisconsin, Michigan, Minnesota and Illinois. Norlight's residential service provides switched voice services to residential and small business customers in Minnesota, Michigan and Wisconsin. Norlight has entered into an agreement to sell its residential and small business customer business that is based in Duluth, Minnesota, as of March 31, 1998. Norlight's carrier services offer state-of-the-art, bulk, network transmission, including SONET and bandwidth-on-demand, to other telecommunications carriers. Norlight's satellite and video services provides terrestrial and satellite transmission of broadcast quality video signals.

   Direct Marketing

   PrimeNet Marketing Services, Inc., a wholly-owned subsidiary, is located in St. Paul, Minnesota. It is engaged in the business of providing marketing database services, consulting and computer mailing services, customized laser printing, lettershop work and fulfillment services.

   Mega Direct, Inc., a wholly-owned subsidiary of PrimeNet Marketing Services, is located in Clearwater, Florida. It was acquired on June 22, 1995. Mega Direct is a direct mail operation offering customers design services, printing, direct mail production and processing and fulfillment.


   Compliance with Environmental Laws

   The Registrant does not currently anticipate the need for significant capital expenditures and expects no material adverse effects to its earnings or competitive position to maintain compliance with environmental laws.

   Impact of Year 2000 Issue

   The Registrant's statement on the Year 2000 Issue is presented in "Management Discussion and Analysis" on page 22 of the Registrant's Annual Report and is in incorporated herein by reference.

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

   Employees

   The Registrant and its subsidiaries, as of December 31, 1997, had approximately 4,568 full-time and 2,470 part-time employees.

   Financial Information About Industry Segments

   Financial information about Registrant's industry segments is presented in
   Note 10 to the Consolidated Financial Statements appearing on pages 30 and 31 of Registrant's Annual Report.

   ITEM 2. PROPERTIES



   Principal properties operated by the Registrant and its subsidiaries as of December 31, 1997, are summarized as follows:

   Subsidiary                         Location                    How Held           Square Footage
   Journal Sentinel Inc.
   (Publishing)
   Offices/Plant                      Milwaukee, WI               Owned                     464,000
   Garage                             Milwaukee, WI               Owned                      67,500
   Distribution Centers               Milwaukee, WI               Leased or Owned           180,893
   Inserting Plant                    Milwaukee, WI               Leased                     46,000

   Add, Inc.
   (Publishing)
   Office/Plant                       WI, OH, MA, FL              Owned or Leased           286,281
                                      VT, NY, PA, LA

   Hometown Publications, Inc.
   (Publishing)
   Office                             Trumbull, CT                Leased                      7,003

   Auto Mart Publishing, Inc.
   (Publishing)
   Office                             Dayton, Columbus            Leased                      2,850
                                      & Cincinnati, OH

   Community Newspapers, Inc.
   (Publishing)
   Offices/Plant                      Oak Creek, New              Owned/Leased               29,450
                                      Berlin, Waukesha, WI

   Trumbull Printing, Inc.
   (Commercial Printing)
   Office/Plant                       Trumbull, CT                Owned                      78,000

   Journal Broadcast Group, Inc.
   (Broadcasting)
   Office and Studios                 Milwaukee, WI               Owned                     101,500
   KTNV-TV Studios                    Las Vegas, NV               Owned                     20d,300
   WSYM-TV Studios                    Lansing, MI                 Leased                     13,173
   Office & Studios                   Knoxville, TN               Leased                      6,400
   Office and Studios                 Omaha, NE                   Leased                     12,200
   Office and Studios                 Tucson, AZ                  Leased                      8,583

   Subsidiary
   NorthStar Print Group, Inc.
   (Commercial Printing)
   Office/Plant                       Brown Deer, WI              Owned                     128,360
   Office/Plant                       Norway, MI                  Owned                     108,000
   Office/Plant                       Watertown, WI               Owned                      60,000

   Label Products & Design Inc.
   (Commercial Printing)
   Office and Plant                   Green Bay, WI               Owned                      39,620

   IPC Communication Services, Inc.
   (Commercial Printing)
   Office/Plant/Warehouse             St. Joseph, MI              Leased                    326,000
   Office/Plant/Warehouse             Fremont, CA                 Leased                    253,440
   Office/Plant                       Irvine, CA                  Leased                    123,500
   Office/Plant/Warehouse             San Jose, CA                Leased                    367,649
   Office/Warehouse                   Austin, TX                  Leased                      8,000

   Nordoc Software Services, S.A.
   (Commercial Printing)
   Office/Plant                       Roncq, France               Leased                     67,000


   Norlight Telecommunications, Inc.
   (Telecommunications)
   Office                             Rubicon, WI                 Owned                       3,800
   Office/Satellite Antennae          Skokie, IL                  Leased                      6,094
   Office                             Afton, WI                   Owned                       3,800
   Office                             Arden Hills, MN             Owned                       1,700
   Office                             Minneapolis, M N            Leased                      2,934
   Office                             Brookfield, WI              Leased                     21,593
   Office                             Duluth/Bemidji, MN          Leased                      5,200
   Office                             Green Bay, WI               Leased                        200

   PrimeNet Marketing Services, Inc.
   (Data Base Management)
   Office/Plant                       St. Paul, MN                Leased                     87,218

   Mega Direct, Inc.
   (Direct Marketing)
   Office                             Clearwater, FL              Leased                     32,000



   ITEM 3. LEGAL PROCEEDINGS

   In a libel lawsuit, a jury awarded damages of $450,000 in October 1997 against the former Milwaukee Sentinel and a reporter. The damage award is partially covered by insurance. The Registrant has appealed the decision to the Wisconsin Court of Appeals. An appellate decision is expected sometime in late 1998 or early 1999. Otherwise, the Company is involved in various claims and lawsuits incidental to its business, which, in the opinion of management, will not have a material effect in the aggregate on the Company's financial position or operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                    ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

   The executive officers of Registrant, as of March 19, 1998, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 2, 1998, are:


   Name                Age  Office                        Held Since

   Robert A. Kahlor    64   Chairman of the Board         September 4, 1992
   Steven J. Smith     47   President                     September 4, 1992
                            & Chief Executive Officer     March 3, 1998
   Douglas G. Kiel     49   Executive Vice President      June 3, 1997
   Paul M. Bonaiuto    47   Executive Vice President/CFO  June 3, 1997
   Keith K. Spore      55   Senior Vice President         September 6, 1995
   Robert M. Dye       50   Vice President                March 6, 1990
   Stephen O. Huhta    42   Vice President                June 8, 1993
   Ronald G. Kurtis    50   Vice President                June 8, 1993
   James J. Ditter     36   Vice President                September 6, 1995
   William T. Lutzen   36   Vice President                June 7, 1994
   Daniel L. Harmsen   42   Vice President                March 5, 1996
   Mark J. Keefe       38   Vice President                June 4, 1996
   Douglas G. Hosking  41   Vice President                September 4, 1996
   Richard J. Gasper   54   Vice President                June 4, 1996
   Karen O. Trickle    41   Treasurer                     December 3, 1996
   Paul E. Kritzer     55   Vice President                June 5, 1990
                            & Secretary                   September 1, 1992
   Richard A. Williams 60   Assistant Secretary           June 3, 1997
   Todd K. Adams       39   Vice President                June 4, 996


   All of the executive officers of the Registrant except Messrs. Hosking, Keefe and Gasper and Ms. Trickle have been employed by the Company in key management positions for more than five (5) years. Mr. Hosking joined the Registrant in April 1996 as President of IPC Communication Services, Inc. Previously he had been Vice President for commercial development and general manager of the food fiber division of Opta Food Ingredients, Inc., for two years and Executive Vice President of Courier Corp., San Francisco, a national book printer. Mr. Keefe joined the Registrant in October 1995 as President of PrimeNet Marketing Services, Inc. Prior to that he had been a Vice President for Donnelly Marketing, Inc., St. Louis Park, Minnesota, from January 1994 to September 1995, and a Vice President of FDC, Inc. (a subsidiary of Fingerhut Corporation) in Minnetonka, Minnesota. Mr. Gasper has been President of NorthStar Print Group, Inc., since January 1996. Prior to that he was Vice President and General Manager of Label Products & Design, Inc., Green Bay, Wisconsin, from April 1993 to January 1996, and President and owner of Competitive Advantages, Inc., a training and consulting firm in Florence, South Carolina, from April 1992 to April 1993. Ms. Trickle started with Registrant in September 1996. Previously, she had been Assistant Treasurer (International) for Harnischfeger Industries, Inc., Brookfield, Wisconsin, from September 1994 to September 1996, and Assistant Treasurer for Applied Power, Inc., Butler, Wisconsin, up to September 1994.

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Registrant's common stock. Units representing beneficial interests in the Registrant's common stock ("Units") can be purchased only by full-time employees with ninety
   (90) days service and part-time employees with two consecutive years of service of one thousand (l,000) hours each year. As of March 19, 1998, the Journal Employees' Stock Trust, dated May 15, 1937, as amended, (the "Trust") owned of record 12,960,000 shares, or 90%, of the issued and outstanding common stock of the Registrant.

   The Trust issues Units, each representing a beneficial interest in one share of the Registrant's stock, to eligible employees ("Unitholders"). On March 19, 1998, 3,387 Unitholders owned 12,106,493 Units (representing 85.2% of Registrant's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 853,507 Units issued by the Trust were, on the above date, held by personal trusts and employee benefit trusts and by the Registrant, treated as treasury stock and not voted.

   Prior to all meetings of shareholders of the Registrant, the trustees of the Trust ("Trustees") are required to deliver to each active employee-Unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her Units.

   Unitholders may sell their Units only through procedures, and at a formula price, dictated pursuant to the Stock Trust Agreement, under which the Trust was formed and the policy determinations of the Trustees. Whenever a Unitholder ceases to be an employee, for any reason except retirement, corporate downsizing or divestiture, he or she must offer his or her Units for resale through the corporate treasury to active employees designated by the President of the Registrant or the Registrant. Employees who retire may retain a decreasing percentage of their Units for up to ten (10) years after the first anniversary of their retirement. Employees who are separated from the Registrant due to divestiture or downsizing may retain a decreasing percentage of their Units for up to five (5) years after the first anniversary of their separation. All Units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and Unitholders may transfer Units to personal trusts and to charitable, educational or religious trusts. All Units held by such trusts are likewise voted by the Trustees. As of March 19, 1998, retirees, personal trusts, an employee benefit trust, and other trusts held 4,079,823 units, representing a beneficial interest in 28.7% of the Registrant's outstanding common stock.

   All of the Trustees are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the Units they own individually.

   The Registrant's unit price and dividend history for the past decade are presented in the following table:



                                                    Employee Stock Ownership Plan

                                 Unit           Unit           Unit Price                       Total
                                 Price          Price          Increase           Cash          Annual
                                 Begin          End           (Decrease)        Dividend        Return
   Year
   1997 - 4th Qtr               41.80          43.38            1.58              0.55           22.7%
   1997   3rd Qtr               39.79          41.80            2.01              0.55
   1997   2nd Qtr               38.46          39.79            1.33              0.55
   1997   1st Qtr               37.15          38.46            1.31              0.55
   1996 - 4th Qtr               36.68          37.15
                                                                0.47              0.55             8.6
   1996 - 3rd Qtr               36.14          36.68            0.54              0.55
   1996 - 2nd Qtr               36.10          36.14            0.04              0.55
   1996 - 1st Qtr               36.24          36.10           (0.14)             0.55
   1995                         35.40          36.24            0.84              2.10             8.3
   1994                         34.64          35.40            0.76              1.90             7.7
   1993                         33.60          34.64            1.04              1.80             8.5
   1992                         32.60          33.60            1.00              1.80             8.6
   1991                         31.48          32.60            1.12              1.80             9.3
   1990                         29.66          31.48            1.82              1.70            11.9
   1989                         26.65          29.66            3.01              1.70            17.7
   1988                         23.71          26.65            2.94              1.50            18.7



   In October 1996, the Trustees, stockholders and Unitholders of the Registrant adopted an amendment to the Journal Employees' Stock Trust Agreement to change the Option Price Formula used to calculate the price of Units. The amendment added a multiplier to the Option Price Formula that, effective January 1, 1997, increased the Unit price by an additional 8.5% in 1997. The multiplier, which progressively increases in each of the 13 periods of the Registrant's fiscal year, will continue to increase by 8.5% each year for the next four years, 1998-2001. The five-year phase-in of the multiplier will be completed by the end of 2001, when a multiplier of 1.5 will become a permanent component of the Option Price Formula. The Trustees believe that the Option Price Formula amendment will cause the Unit price to be approximately 75% of the price at which the Units would trade if they were publicly-traded securities at the end of the five-year phase-in period, based upon market conditions existing in October 1996.

   In addition to the Journal Employees' Stock Trust, there are two (2) other record holders of stock of the Registrant. The Registrant is not aware of any recent sales of stock.

                         ITEM 6. SELECTED FINANCIAL DATA

   Selected financial data of the Registrant is presented in the Registrant's Annual Report on pages 18 and 19 and is incorporated herein by reference.

                   ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

   Management Discussion and Analysis is presented on pages 20 through 22 in Registrant's Annual Report and is incorporated herein by reference.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

   The Registrant's Financial Statements with Report of Independent Public Auditors are presented on pages 23 through 31 of the Registrant's Annual Report and are incorporated herein by reference.

              ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1998. Information about executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1998.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

   The following chart states the equity ownership of each Director of the
   Registrant:

                                               Units Held         Percent of
                             Held Office       as of March        Ownership
   Name                Age   Since             19, 1998 (')       *denotes<1%

   Todd K. Adams       39    June 4, 1996              19,495     *
   Donna A. Armstrong  51    June 3, 1997               3,513     *
   Paul M. Bonaiuto    47    June 8, 1993              24,810     *
   James J. Ditter     36    September 6, 1995         12,099     *
   Robert M. Dye       50    March 6, 1990             50,370     *
   James L. Forbes     65    September 4, 1996           --  (3)
   Kathleen A.
     Gallagher         38    June 3, 1997               7,051     *
   Richard J. Gasper   54    June 4, 1996              15,532     *
   Douglas G. Hosking  41    September 4, 1996          9,584     *
   Stephen O. Huhta    42    June 8, 1993              38,355     *
   Donald L. Jaeschke  49    June 3, 1997               8,000     *
   Robert A. Kahlor    64    March 6, 1973             98,935     *
   Mark J. Keefe       38    June 4, 1996              11,815     *
   Douglas G. Kiel     49    June 4, 1991              40,249     *
   Paul E. Kritzer     55    June 5, 1990              45,045     *
   Ronald G. Kurtis    50    June 8, 1993              63,500     *
   Kirk T. Leigeb      42    June 3, 1997               8,862     *
   David G. Meissner   60    June 7, 1988                 -- (2)  -- (2)
   Roger D. Peirce     60    September 4, 1996            -- (3)
   John C. Rogge       32    June 3, 1997                 550     *
   Thomas K. Sheridan  42    June 3, 1997              17,069     *
   Steven J. Smith     47    June 2, 1987              85,280     *
   Keith K. Spore      55    September 6, 1995         31,000     *
   David M. Thomas     30    June 3, 1997               1,372     *
   Richard A. Williams 60    June 3, 1997              61,345     *
   Ronald A. Zinda     39    June 3, 1997                 907     *


   (') A "Unit" is equivalent to beneficial interest in one (1) share of the common stock of Journal Communications, Inc.
   (2) Mr. Meissner owns no Units but is an officer and director of Matex Inc., which owns 1,320,000 shares of Journal stock, or 9.2% of the outstanding stock. Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc. Mrs. Meissner also has a 33% beneficial interest in 120,000 shares of Journal Communications, Inc. common stock. Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 120,000 shares of Journal stock.
   (3)   Under the terms of the Trust, non-employees are not permitted to own
         Units.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1998.


                                     PART IV
                ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

   (a)  1 and 2.
        Financial Statements and Financial Statement Schedules
        The following consolidated financial statements of the Registrant are included in Item 8:


                                                Registrant's Annual Report
                                                     Page Number
        Consolidated Balance Sheets at
             December 31, 1997 and 1996                   23

        Consolidated Statements of Earnings
             for each of the three years in
             the period ended
             December 31, 1997                            24

        Consolidated Statements of Cash Flows
             for each of the three years in the
             period ended December 31, 1997               25

        Consolidated Statements of Retained
             Earnings for each of the three years
             in the period ended December 31, 1997        26

        Notes to Consolidated Financial Statements        26-31

                                                          Registrant's 10-K
                                                          Page Number
        Financial Statement Schedules:
             Consolidated schedules for each of the
             three years in the period ended
             December 31, 1997:
             II - Valuation and qualifying accounts          15

        All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

   3.   Exhibits

        The exhibits listed on page 19 are filed as part of this annual report.

   (b)  Reports on Form 8-K.
        No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1997.

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1997, 1996 and 1995


                  Balance at     Additions      Deductions          Balance
                  beginning      charged to     from                at end
                  of year        earnings       allowances (a)      of year

     Allowance
    for doubtful
    receivables:

        1997      $3,241,512     $3,817,193     $3,614,959     $3,443,746

        1996      $2,475,670     $4,184,527     $3,418,685     $3,241,512

        1995      $2,065,012     $3,007,365     $2,596,707     $2,475,670

   Note:

   (a) Accounts receivable written off, less recoveries, against the allowance.

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              JOURNAL COMMUNICATIONS, INC.


                           By: /s/ Robert A. Kahlor
                              Robert A. Kahlor
                              Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        /s/ Todd K. Adams                                 March 31, 1998
        Todd K. Adams, Director


        /s/ Donna A. Armstrong                            March 31, 1998
        Donna A. Armstrong, Director


        /s/ Paul M. Bonaiuto                              March 31, 1998
        Paul M. Bonaiuto, Director & Chief
        Financial Officer (Principal Financial Officer)


        _________________________________
        James J. Ditter, Director


        /s/ Robert M. Dye                                 March 31, 1998
        Robert M. Dye, Director


        _________________________________
        James L. Forbes, Director


        _________________________________
        Kathleen A. Gallagher, Director



        /s/ Richard J. Gasper                             March 31, 1998
        Richard J. Gasper, Director


        ________________________________
        Douglas G. Hosking, Director


        ________________________________
        Steven O. Huhta, Director


        /s/ Donald L. Jaeschke                            March 31, 1998
        Donald L. Jaeschke, Director


        /s/ Robert A. Kahlor                              March 31, 1998
        Robert A. Kahlor, Director


        ________________________________
        Mark J. Keefe, Director


        /s/ Douglas G. Kiel                               March 31, 1998
        Douglas G. Kiel, Director


        /s/ Paul E. Kritzer                               March 31, 1998
        Paul E. Kritzer, Director


        _______________________________
        Ronald G. Kurtis, Director


        /s/ Kirk T. Leigeb                                March 31, 1998
        Kirk T. Leigeb, Director


        _______________________________
        David G. Meissner, Director


        _______________________________
        Roger D. Peirce, Director


        _______________________________
        John C. Rogge, Director


        /s/ Thomas K. Sheridan                            March 31, 1998
        Thomas K. Sheridan, Director


        /s/ Steven J. Smith                               March 31, 1998
        Steven J. Smith, Director & Chief Executive
         Officer (Principal Executive Officer)


        /s/ Keith K. Spore                                March 31, 1998
        Keith K. Spore, Director


        /s/ David M. Thomas                               March 31, 1998
        David M. Thomas, Director


        /s/ Richard A. Williams                           March 31, 1998
        Richard A. Williams, Director


        _____________________________
        Ronald A. Zinda, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))

   Exhibits                                                     Form 10-K
                                                                Page Number

   (3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-7831).

   ( 3.2)    By-Laws of Journal Communications, Inc.
             (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Current Report
             For Form 8-K dated March 5, 1996 (Commission
             File No. 0-7831).

   (9.1) The Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 of the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 (Commission File
             No. 0-7831).

   (9.2) Further amendment to Stock Trust Agreement as approved by unitholders on October 30, 1996 (incorporated by reference to Exhibit A to the Definitive Proxy
             Statement of the Journal Employees' Stock Trust included in the Trust's Schedule 14A filed October 1, 1996 (Commission File No. 0-7832))

   (13)      Portions of Registrant's Annual Report, filed herewith*

   (21)      Subsidiaries of the Registrant, filed herewith              21

   (23)      Consent of Independent Auditors, filed
             herewith                                                    22

   (27)      Financial Data Schedule, filed herewith

   ________________________
   * In accordance with Rule 201 of Regulation S-T, Exhibit 13 is being filed in paper pursuant to a temporary hardhsip exemption.