Form 10-K405/A
period 1997-12-31
JOURNAL COMMUNICATIONS INC
filed 1998-04-08
CIK 54056

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               AMENDMENT NO. 1 TO

   (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997. Commission File Number: 0-7831

                           JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Wisconsin
                                                       39-0382060
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
             or organization)
                333 West State Street, Milwaukee, Wisconsin 53203
                    (Address of principal executive offices)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1998:

        Class                    Outstanding at March 19, 1998
   Common Stock, par value            14,213,607

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

                                     PART IV
               ITEM 14.  EXHIBITS.  FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

   Item 14 of the Report is amended for the purpose of adding an electronic copy of Exhibit 13, which was previously filed in paper pursuant to a temporary hardship exemption:

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

   3.   Exhibits

        The exhibits listed on page 4 are filed as part of this annual report.

   (b)  Reports on Form 8-K.
        No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized as of April 8, 1998.

                                 JOURNAL COMMUNICATIONS, INC.



                            By:  /s/ Paul E. Kritzer
                                 Paul E. Kritzer
                                 Vice President - Legal and Corporate
                                 Secretary

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))

     Exhibit                     Description
       No.
     (3.1)     Articles of Association of Journal
               Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal
               Communications, Inc.'s Annual Report on Form
               10-K for the year ended December 31, 1995
               (Commission File No. 0-7831).

     (3.2)     Bylaws of Journal Communications, Inc.
               (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Current Report
               For Form 8-K dated March 5, 1996 (Commission
               File No. 0-7831).

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

    (13) Portions of Registrant's Annual Report, filed herewith

    (21)*      Subsidiaries of the Registrant

    (23)*      Consent of Independent Auditors

    (27)*      Financial Data Schedule

   _______________
   *    Previously filed.