Form 10-Q
period 1998-03-22
JOURNAL COMMUNICATIONS INC
filed 1998-05-07
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending March 22, 1998     Commission file number 0-7831
      (3 Accounting Periods)


                          JOURNAL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


           WISCONSIN                               39-0382060
    (State or other jurisdiction of             (I.R. S. Employer
    incorporation or organization)              Identification No.)



   P.O. Box 661, 333 W. State St.,         Milwaukee, Wisconsin 53203
   (Address of principal executive offices)       (Zip Code)

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


   Number of shares of Common Stock Outstanding   March 22, 1998
   14,213,607

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   Quarter Ended March 22, 1998            Commission file number 0-7832

                                      INDEX

                                                          Page No.

   Part I.   Financial Information

           Consolidated Condensed Balance Sheets
           March 22, 1998 and December 31, 1997               2

           Consolidated Condensed Statements of Income
           Three Periods Ended March 22, 1998 and
           March 23, 1997                                     3

           Consolidated Condensed Statements of Cash Flows
           Three Periods Ended March 22, 1998 and
           March 23, 1997                                     4

           Notes to Consolidated Condensed
           Financial Statements                               5

           Management's Discussion and Analysis of
           Financial Condition and Results of  Operations     6-7


   Part II.  Other Information                                8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended March 22, 1998      Commission file number 0-7831
            (3 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      March 22, 1998 and December 31, 1997
                             (Dollars in thousands)

   ASSETS                                               03/22/98  12/31/97
                                                           (Unaudited)
   Current Assets:
      Cash and Cash Equivalents                         $117,040  $111,002
      Receivables, less allowance for doubtful
        accounts of $4,181 and $3,444                     92,756    98,366
      Inventories:
         Paper and Supplies                               13,096    13,453
         Work in Process                                   4,974     4,242
         Finished Goods                                    4,335     5,970
                                                         -------   -------
                                                          22,405    23,665
      Prepaid expenses                                    18,529    10,355
      Deferred income taxes                                5,111     5,111
                                                         -------   -------
   Total current assets                                  255,841   248,499

   Property and equipment, at cost,
    less  accumulated depreciation
    of $253,080 and $245,793                             174,837   173,312
   Goodwill                                               53,030    51,680
   Other intangibles assets                               45,353    43,008
   Deferred charges and other assets                      33,408    32,275
                                                        --------  --------
        Total Assets                                    $562,469  $548,774
                                                        ========  ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                  $ 48,633  $ 54,765
      Taxes on income                                      7,109     3,611
      Accrued compensation                                21,614    23,850
      Deferred revenue                                    16,628    17,418
      Accrued employee benefits                           26,622    25,249
      Other current liabilities                            9,033     8,342
      Current portion of long-term obligations             1,657     1,556
                                                        --------  --------
   Total current liabilities                             131,296   134,791

    Long-term obligations                                  1,112     1,112
    Deferred income taxes                                    132       132
    Stockholders' equity:
         Common stock - Authorized and issued
         14,400,000 ($0.25 par value)                      3,600     3,600
         Retained earnings                               434,492   430,553
         Treasury stock, at cost                          (8,163)  (21,414)
                                                        --------  --------
         Total stockholders' equity                      429,929   412,739

       Total liabilities and  stockholders' equity      $562,469  $548,774
                                                        ========  ========

   Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 22, 1998   Commission file number 0-7831
                (3 Accounting Periods)

                  Consolidated Condensed Statement of Income
           (Dollars in thousands except share and per share amounts)

                                         Three Periods Ended
                                       03/22/98       03/23/97

   Net Sales                           $154,820       $143,710
                                       --------       --------
   Operating costs and expenses:
      Cost of sales                      88,665         79,267
      Selling/administrative expenses    50,748         46,921
                                       --------       --------
                                        139,413        126,188
                                       --------       --------
   Operating Earnings                    15,407         17,522

      Dividend and interest income, net   1,411          1,314
      Gain on sale of assets                 13            230
                                       --------       --------
   Earnings before income taxes          16,831         19,066

   Provision for income taxes             6,852          7,894
                                       --------       --------
   Net Income                         $   9,979       $ 11,172
                                       ========       ========
   Weighted average number of common
      shares outstanding             13,907,054     13,765,468
                                     ==========     ==========

   Earnings per share                     $0.72          $0.81
                                          =====          =====
   Cash dividend per share                $0.55          $0.55
                                          =====          =====

   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 22, 1998   Commission file number 0-7831
              (3 Accounting Periods)

                 Consolidated Condensed Statement of Cash Flows
                             (Dollars in thousands)

                                         Three Periods Ended
                                        03/22/98       03/23/97
                                       (Unaudited)   (Unaudited)

   Cash flow from operating activities:
      Net Earnings                       $ 9,979       $11,172
      Adjustments to net earnings for
       non-cash items:
       Depreciation and amortization       9,440         8,838
       Net gain from sales of assets         (13)         (230)
       Change in:
         Accounts receivable               5,479        (1,882)
         Inventories                       1,245         4,438
         Accounts payable                 (6,110)       (6,573)
         Other current assets and
          liabilities                     (5,657)       (1,627)
                                        --------      --------
       Net cash provided by operating
       activities                       $ 14,363       $14,136
                                        --------      --------
   Cash flow from investing activities:
       Proceeds from sale of assets           13           840
       Property and equipment
         expenditures                     (8,684)       (8,864)
       Assets of business acquired        (6,194)       (5,282)
       Other-net                          (  973)         (327)
                                        --------      --------
       Net cash provided by investing
         activities                      (15,838)      (13,633)
                                        --------      --------
   Cash flow from financing activities:
       Net increase (decrease) in
         long-term obligations               172          (732)
       Net sales of treasury stock         15,185       21,523
       Cash dividends                     (7,844)       (7,600)
                                        --------       -------
   Net cash used for financing
     activities                            7,513        13,191
                                        --------       -------
   Net increase (decrease) in cash
     and cash equivalents                  6,038        13,694

   Cash and cash equivalents
       Beginning of year                 111,002        65,283
                                        --------       -------
       March 22, 1998                   $117,040       $78,977
                                        ========       =======

   See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 22, 1998   Commission file number 0-7831
         (3 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the December 31, 1997 balance sheet have been restated to conform to classifications made in the March 22, 1998 balance sheet. Operating results for the three periods ended March 22, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1997.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 22, 1998   Commission file number 0-7831
                     (3 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


        Consolidated net income during the first quarter was nearly $10.0 million, down more than a million dollars, or 10.7%, from last year.

        First quarter revenue was $154.8 million, up 7.7%. The decline in quarterly earnings from the record year of 1997 was due to losses at IPC Communication Services' domestic operations, and an 18.7% increase in newsprint prices that had an impact at Journal Sentinel Inc. and Add Inc.

        Journal Sentinel Inc. enjoyed a 7.5% increase in classified advertising revenue. Retail preprints climbed 16%, while retail run-of-paper advertising was down substantially. Overall revenue was $52.7 million, up 5.8%. With the price of newsprint up sharply, pre-tax earnings were down 4.3% to $8.9 million.

         Journal Broadcast Group Inc. had revenue for the quarter at $20.7 million, essentially flat compared to last year. Pre-tax earnings were down 24.3% to $3.6 million. KTNV-TV, our ABC affiliate in Las Vegas, Nev., had a good gain, with revenue up 8.9% and pre-tax earnings up 17.2%. However, pre-tax earnings at radio operations fell $805,000 to $128,000. Sales were sluggish in some locations. In addition, three format changes in Omaha and Tucson, plus an additional station in Tucson with no advertising sales during the start-up, resulted in this slow beginning. However, we expect to make up most of this shortfall during the balance of the year.

        NorthStar Print Group Inc. saw revenue increase slightly. Pre-tax earnings slipped by $159,000 to $329,000. The Milwaukee plant had sales 6.2% ahead of last year, and an improvement in pre-tax earnings of more than $100,000. Although the Norway / Watertown operation continued to produce labels for Brahma Brewing in Brazil, the volume is considerably lower than last year.

        At Norlight Telecommunications Inc., the excellent performance from 1997 continued to roll. There was a 31.6% increase in revenue to $16.3 million, and pre-tax earnings jumped 43.3% to $4.2 million. Our investment in expansion of the network over the last two years is paying off with extensive utilization of the capacity. Network expansion will continue in response to customer demand.

         Add Inc. revenue was up by 22.3% to $21.8 million due to the addition of Dixie Web Graphics in New Orleans, La., and Community Newspapers Inc. around Milwaukee. However, without those acquisitions, revenue would have shown a 1% decline. With soft sales and the increased paper costs, pre-tax earnings slid 44.8% to $502,000.

        Revenue was flat at IPC Communication Services at $27.9 million, while domestic pre-tax earnings were below last year and below the profit plan. Domestic revenue was down 2% from last year. The falloff is due to soft publication sales and factory costs that are higher than anticipated.

        The expense of consolidating the two northern California operations and moving the southern California plant into a larger building had a negative impact on the first quarter, but should help future earnings. IPC Europe pre-tax earnings were more than $900,000 over last year's reported first quarter loss. Nevertheless, the consolidated pre-tax loss for the quarter for IPC reached $2.5 million.

        PrimeNet Marketing Services had consolidated pre-tax earnings up slightly to $65,000, substantially ahead of expectations, while revenue remained flat at $2.9 million. Sales growth remains the focus for PrimeNet, and we are confident they will achieve that goal.

   Working capital has increased to $125 million from the end of 1997. Total assets now exceeds $562 million and stockholders' equity equals $430 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended    March 22, 1998         Commission file number 0-7831
           (3 Accounting Periods)

   Part II.  Other Information

   Item 6   Exhibits and Reports on Form 8-K

             (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three accounting periods ended March 22, 1998.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JOURNAL COMMUNICATIONS, INC.
                                   Registrant




   Date       May 6, 1998          /s/ Steven J. Smith
                                   Steven J. Smith, President and Chief
                                   Executive Officer




   Date       May 6, 1998          /s/ Paul M. Bonaiuto
                                   Paul M. Bonaiuto, Executive Vice President
                                   And Chief Financial Officer