Form 10-Q
period 1998-06-14
JOURNAL COMMUNICATIONS INC
filed 1998-07-29
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



   For Quarter Ending June 14, 1998    Commission file number 0-7831
        (6 Accounting Periods)


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


   Number of shares of Common Stock Outstanding   June 14, 1998
   14,129,282

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



   Quarter Ended June 14, 1998                  Commission file number 0-7832



                                      INDEX

                                                          Page No.

   Part I.  Financial Information

           Consolidated Condensed Balance Sheets
           June 14, 1998 and December 31, 1997                2

           Consolidated Condensed Statements of Income
           Six Periods Ended June 14, 1998 and
           June 15, 1997                                      3

           Consolidated Condensed Statements of Cash Flows
           Six Periods Ended June 14, 1998 and
           June 15, 1997                                      4

           Notes to Consolidated Condensed
           Financial Statements                               5

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations    6-7

   Part II.   Other Information                               8

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

   For Quarter Ended June 14, 1998              Commission file number 0-7831
        (6 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                       June 14, 1998 and December 31, 1997
                             (Dollars in thousands)

   ASSETS                                       6/14/98   12/31/97
                                              (Unaudited)
   Current Assets:
     Cash and Cash Equivalents                  $87,734   $111,002
     Receivables, less allowance for doubtful
       accounts of $4,753 and $3,444            105,828     98,366
     Inventories:
       Paper and Supplies                        12,803     13,453
       Work in Process                            4,817      4,242
       Finished Goods                             4,433      5,970
                                                -------    -------
                                                 22,053     23,665
     Prepaid expenses                            32,305     10,355
     Deferred income taxes                        5,111      5,111
                                                -------    -------
       Total current assets                     253,031    248,499

   Property and equipment, at cost, less
    accumulated depreciation of $256,229
    and $245,793                                177,139    173,312
   Goodwill                                      56,054     51,680
   Other intangibles assets                      51,846     43,008
   Deferred charges and other assets             32,559     32,275
                                                -------    -------
       Total Assets                            $570,629   $548,774
                                                =======    =======
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                          $ 41,369   $ 54,765
     Taxes on income                             11,841      3,611
     Accrued compensation                        24,987     23,850
     Deferred revenue                            18,182     17,418
     Accrued employee benefits                   26,349     25,249
     Other current liabilities                   10,362      8,342
     Current portion of long-term obligations     1,555      1,556
                                                -------    -------
       Total current liabilities                134,645    134,791

   Long-term obligations                          1,441      1,112
   Deferred income taxes                            132        132
   Stockholders' equity:
         Common stock - Authorized and issued
         14,400,000 ($0.25 par value)             3,600      3,600
         Retained earnings                      443,161    430,553
         Treasury stock, at cost               (12,350)   (21,414)
                                                -------    -------
                Total stockholders' equity      434,411    412,739
                                                -------    -------
                Total liabilities and
                 stockholders' equity          $570,629   $548,774
                                                =======    =======

   Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 14, 1998              Commission file number 0-7831
        (6 Accounting Periods)


                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)



                              Three Periods Ended      Six Periods Ended
                               06/14/98   06/15/97    06/14/98   06/15/97
                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)

   Net Sales                $  170,339 $  152,634   $  325,159 $  296,344

   Operating costs and
    expenses:
     Cost of sales              90,623     82,714      179,288    161,981
     Selling/administrative
      expenses                  53,792     50,739      104,540     97,660
                               -------    -------      -------    -------
                               144,415    133,453      283,828    259,641
                               -------    -------      -------    -------
   Operating Earnings           25,924     19,181       41,331     36,703
     Dividend and interest
      income, net                1,516      1,331        2,927      2,645
     Gain on sale of
      assets                       170      1,712          183      1,942
                               -------    -------      -------    -------
   Earnings before income
    taxes                       27,610     22,224       44,441     41,290

   Provision for income
    taxes                       11,448      9,541       18,300     17,435
                               -------    -------      -------    -------
   Net Income              $    16,162 $   12,683  $    26,141 $   23,855
                               =======    =======      =======    =======
   Weighted average number
    of common shares
    outstanding             14,147,599 13,558,300   14,029,513 13,411,862
                            ========== ==========   ========== ==========
   Earnings per share      $      1.14 $     0.93  $      1.86 $     1.78
                            ========== ==========   ========== ==========
   Cash dividend per share $      0.55 $     0.55  $      1.10 $     1.10
                            ========== ==========   ========== ==========





     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 14, 1998              Commission file number 0-7831
        (6 Accounting Periods)


                 Consolidated Condensed Statement of Cash Flows
                             (Dollars in thousands)


                                                 Six Periods Ended
                                               06/14/98       06/15/97
                                             (Unaudited)    (Unaudited)

   Cash flow from operating
    activities:
     Net Earnings                           $    26,141    $    23,855
     Adjustments to net earnings
      for non-cash items:
       Depreciation and amortization             19,927         18,506
       Net gain from sales of assets               (183)        (1,942)
       Change in:
          Accounts receivable                    (7,194)        (2,719)
          Inventories                             1,614          5,169
          Accounts payable                      (11,869)         2,914
          Other current assets
           and liabilities                       (8,720)        (1,012)
                                                -------        -------
       Net cash provided by
        operating activities                     19,716         44,771
                                                -------        -------
   Cash flow from investing activities:
     Proceeds from sale of assets                   389          3,118
     Property and equipment expenditures        (18,995)       (19,220)
     Assets of businesses acquired              (18,636)        (5,281)
     Other-net                                     (878)          (561)
                                                -------        -------
     Net cash used by investing
      activities                                (38,120)       (21,944)
                                                -------        -------
   Cash flow from financing activities:
     Net increase/(decrease) in
      long-term obligations                        (323)        (1,243)
     Net sales of treasury stock                 11,083         13,374
     Cash dividends                             (15,624)       (15,086)
                                                -------        -------
     Net cash used for financing
      activities                                 (4,864)        (2,955)
                                                -------        -------
   Net increase/(decrease) in cash
    and cash equivalents                        (23,268)        19,872

   Cash and cash equivalents
     Beginning of year                          111,002         65,283
                                                -------        -------
     June 14, 1998                         $     87,734     $   85,155
                                                =======        =======


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


   For Quarter Ended June 14, 1998
                                                Commission file number 0-7831
        (6 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

   1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the December 31, 1997 balance sheet have been restated to conform to classifications made in the June 14, 1998 balance sheet. Operating results for the six periods ended June 14, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1997.

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


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations



       After the first quarter, consolidated net earnings were down more than a million dollars from last year. But after six financial periods of 1998, our consolidated net earnings were $26.1 million, up nearly $2.3 million, or 9.6%, from last year. Consolidated revenue was $325.2 million, up 9.7% from 1997.

       Journal Sentinel Inc. had pre-tax earnings of just over $20 million, up 9.5% from last year, on revenue of $108 million, up 6.6%. Double-digit increases in classified advertising, up 11%, and preprints, up 15%, helped to offset a 13% increase in newsprint costs.

       Journal Broadcast Group Inc. had year-to-date pre-tax earnings of $12.4 million, up slightly, while revenue grew 9.1% to $48.1 million. Both WTMJ-TV in Milwaukee and KTNV-TV in Las Vegas exceeded their profit plan, while revenue and earnings were down at WSYM-TV in Lansing, Mich. The Milwaukee radio operations exceeded last year through six periods, while the Omaha and Tucson operations showed improvement in period six over the results earlier this year.

       NorthStar Print Group Inc. had pre-tax earnings fall from $1.4 million in 1997 to $634,000 through six periods this year. Sales were down 5.2% to $25.9 million. Although Norway / Watertown was behind last year, the operation exceeded the profit plan due to unanticipated label sales to Brahma Brewing in Brazil. Both NorthStar Milwaukee and Label Products & Design have encountered soft market conditions.

       Norlight Telecommunications Inc. enjoyed the strongest growth of our companies, with pre-tax earnings up nearly 60% to $9.1 million. Sales were up 35% from 1997 to $34.4 million as Norlight management effectively utilized the expanded network in which we have made significant capital investment.

       Add Inc. revenue was up 25.1% to $48.2 million, including the addition of Dixie Web Graphics in New Orleans, La., and Community Newspapers Inc. around Milwaukee. Without acquisitions, revenue on a same-store basis was up just 3.6%. Higher newsprint prices and steeper losses in Quest contributed to a fall in pre-tax earnings by $2 million to $2.8 million. Although weekly newspapers continued to be successful, revenue from shoppers was down and the printing segment was dealing with the loss of major customers at several facilities.

       At IPC Communication Services, sales were up 1% to $55.3 million. In the Eastern region, sales have not met expectations. The Northern California plant, where the workforce has been reduced, has accounted for nearly 88% of the $3.5 million pre-tax loss at IPC year-to-date. Southern California is poised for substantial growth. Significant turn-around efforts at IPC Europe have resulted in pre-tax earnings of $535,000 on sales of $6.5 million.

       PrimeNet Marketing Services is having an excellent year, with pre-tax earnings reaching $303,000. In 1997, the pre-tax loss after six periods was $213,000. Revenue in 1998 was up 6.5% to $6.1 million, with most of the increase coming at the St. Paul, Minn., plant. After the 1997 loss of its largest customer, PrimeNet has successfully replaced that work with more business that better fits its competencies.

       Working capital stands at $118 million, an increase of $4 million from the end of 1997. Total assets now exceed $570 million and stockholders' equity equals $434 million.


                           Part II.  Other Information

   Item 6   Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the six accounting periods ended June 14, 1998.


                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant


   Date
                                      Steven J. Smith, President and Chief
                                      Executive Officer




   Date     July 28, 1998             /s/ Paul M. Bonaiuto
                                      Paul M. Bonaiuto, Executive Vice
                                      President And Chief Financial Officer