Form 10-Q
period 1998-10-04
JOURNAL COMMUNICATIONS INC
filed 1998-11-18
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending October 4, 1998            Commission file number    0-7831
                   ---------------                                      ------
               (10 Accounting Periods)


                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


          WISCONSIN                                     39-0382060
(State or other jurisdiction of            (I.R. S. Employer Identification No.)
 incorporation or organization)



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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock Outstanding - October 4, 1998
14,000,113

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



Quarter Ended October 4, 1998                     Commission file number 0-7831
              ---------------                                            ------



                                      INDEX

                                                                    Page No.

Part I.       Financial Information

              Consolidated Condensed Balance Sheets
              October 4, 1998 and December 31, 1997                     1

              Consolidated Condensed Statements of Income
              Ten Periods Ended October 4, 1998 and
              October 5, 1997                                           2

              Consolidated Condensed Statements of Cash Flows
              Ten Periods Ended October 4, 1998 and
              October 5, 1997                                           3

              Notes to Consolidated Condensed
              Financial Statements                                      4

              Management's Discussion and Analysis of
              Financial Condition and Results of  Operations          5-6


 Part II.     Other Information                                         7

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 4, 1998                 Commission file number 0-7831
                  ---------------                                        ------
              (10 Accounting Periods)

                      Consolidated Condensed Balance Sheets
                      October 4, 1998 and December 31, 1997
                             (Dollars in thousands)

ASSETS                                                 10/4/98     12/31/97
                                                    (Unaudited)
Current Assets:
     Cash and Cash Equivalents                       $  80,380    $ 111,002
     Receivables, less allowance for doubtful
       accounts of $5,867 and $3,444                   104,309       98,366
     Inventories:
          Paper and Supplies                            11,240       13,453
          Work in Process                                4,171        4,242
          Finished Goods                                 7,179        5,970
                                                     ---------    ---------
                                                        22,590       23,665

     Prepaid expenses                                   22,305       10,355
     Deferred income taxes                               5,111        5,111
                                                     ---------    ---------

         Total current assets                          234,695      248,499

Property and equipment, at cost, less
     accumulated depreciation of $250,048
     and $245,793                                      181,339      173,312
Goodwill                                                60,355       51,680
Other intangibles assets                                65,888       43,008
Deferred charges and other assets                       33,831       32,275
                                                     ---------    ---------

         Total Assets                                $ 576,108    $ 548,774
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $  45,753    $  54,765
     Taxes on income                                     4,474        3,611
     Accrued compensation                               24,927       23,850
     Deferred revenue                                   21,618       17,418
     Accrued employee benefits                          26,328       25,249
     Other current liabilities                          10,767        8,342
     Current portion of long-term
         obligations                                     1,750        1,556
                                                     ---------    ---------

         Total current liabilities                     135,617      134,791

 Long-term obligations                                   2,128        1,112
 Deferred income taxes                                     132          132
 Stockholders' equity:
      Common stock - Authorized and
         issued 14,400,000 ($0.25
         par value)                                      3,600        3,600
      Retained earnings                                453,390      430,553
      Treasury stock, at cost                          (18,759)     (21,414)
                                                     ---------    ---------
             Total stockholders' equity                438,231      412,739
                                                     ---------    ---------

             Total liabilities and
               stockholders' equity                  $ 576,108    $ 548,774
                                                     =========    =========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                 Commission file number 0-7831
                  ----------------                                       ------
              (10 Accounting Periods)


                   Consolidated Condensed Statement of Income
            (Dollars in thousands except share and per share amounts)
                                            Four Periods Ended            Ten Periods Ended
                                           10/4/98        10/5/97       10/4/98         10/5/97
                                         (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)

Net Sales                              $    226,968    $    203,205   $    552,127    $    499,550
                                       ------------    ------------   ------------    ------------

Operating costs and expenses:
   Cost of sales                            123,784         115,099        303,072         277,081
   Selling/administrative expenses           74,413          66,792        178,848         164,452
                                       ------------    ------------   ------------    ------------
                                            198,197         181,891        481,920         441,533
                                       ------------    ------------   ------------    ------------

Operating Earnings                           28,771          21,314         70,207          58,017

   Dividend and interest income, net          1,961           2,044          4,888           4,689
   (Loss)/gain on sale of assets               (610)          8,237           (532)         10,179
                                       ------------    ------------   ------------    ------------

Earnings before income taxes                 30,122          31,595         74,563          72,885

Provision for income taxes                   12,563          13,590         30,863          31,025
                                       ------------    ------------   ------------    ------------

Net Income                             $     17,559    $     18,005   $     43,700    $     41,860
                                       ============    ============   ============    ============

Weighted average number of common
   shares outstanding                    14,057,431      13,648,413     14,040,801      13,655,460
                                       ============    ============   ============    ============

Earnings per share                     $       1.25    $       1.32   $       3.11    $       3.07
                                       ============    ============   ============    ============

Cash dividend per share                $       0.55    $       0.55   $       1.65    $       1.65
                                       ============    ============   ============    ============



     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                  Commission file number 0-7831
                  ----------------                                        ------
              (10 Accounting Periods)

                 Consolidated Condensed Statement of Cash Flows
                             (Dollars in thousands)

                                                   Ten Periods Ended
                                                 10/4/98       10/5/97
                                               (Unaudited)    (Unaudited)

Cash flow from operating activities:
  Net Earnings                                  $  43,700    $  41,860
  Adjustments to net earnings for
    non-cash items:
    Depreciation and amortization                  32,992       31,508
    Net (gain)/loss from sales of assets              532      (10,179)
    Change in:
       Accounts receivable                         (5,474)        (991)
       Inventories                                  1,478        3,558
       Accounts payable                            (5,111)       3,574
       Other current assets and liabilities        (5,250)       4,572
                                                ---------    ---------
    Net cash provided by operating activities      62,867       73,902
                                                ---------    ---------

Cash flow from investing activities:
    Proceeds from sale of assets                      224        3,637
    Property and equipment expenditures           (32,119)     (30,347)
    Assets of businesses acquired                 (40,415)     (20,494)
    Other-net                                      (3,572)      (1,307)
                                                ---------    ---------
    Net cash used by investing activities         (75,882)     (48,511)
                                                ---------    ---------

Cash flow from financing activities:
     Net increase/(decrease) in long-term
      obligations                                     800       (1,102)
     Net sales of treasury stock                    4,932       18,024
     Cash dividends                               (23,339)     (22,604)
                                                ---------    ---------
     Net cash used for financing activities       (17,607)      (5,682)
                                                ---------    ---------

Net increase/(decrease) in cash and
     cash equivalents                             (30,622)      19,709
Cash and cash equivalents
    Beginning of year                             111,002       65,283
                                                ---------    ---------
    October 4, 1998                             $  80,380    $  84,992
                                                =========    =========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                 Commission file number 0-7831
                  ---------------                                        ------
             (10 Accounting Periods)


              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the December 31, 1997 balance sheet have been restated to conform to classifications made in the October 4, 1998 balance sheet. Operating results for the ten periods ended October 4, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1997.

2. The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statements at the end of the third accounting period (its first quarter) and at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                 Commission file number 0-7831
                  ---------------                                        ------
             (10 Accounting Periods)


              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations



After 10 of the 13 four-week business periods of the year, consolidated revenue was $552.1 million, up 10.5% from 1997. Consolidated net earnings were $43.7 million, up 4.4% from last year.

Journal Sentinel Inc. had pre-tax earnings of $33.1 million, up 11.1% from last year at this time. Revenue was up 4.7% to $179.8 million. We are seeing some slowdown in classified advertising, which earlier in the year had been showing double-digit growth over 1997. However, preprints continue to remain strong; year-to-date, preprints are almost 26% ahead of a year ago.

Journal Broadcast Corporation, Inc. had pre-tax earnings of $21.9 million. Excluding the gain on the 1997 exchange of KQRC-FM in Kansas City, pre-tax earnings are up 3% from last year. Revenue was up 11.7% to $83.1 million. At KTNV-TV in Las Vegas, pre-tax earnings grew by 34%. The radio group in Omaha, Neb., enjoyed an 83% growth in pre-tax earnings and WKTI-FM was up 9.9%, but earnings were down substantially at WSYM-TV in Lansing, Mich. There was a pre-tax loss at the Knoxville, Tenn., radio operations, where there were start-up format projects.

NorthStar Print Group Inc. had year-to-date pre-tax earnings of $1.3 million, down 39.1%, while revenue slipped 3.5% from 1997 to $42.8 million. Sales dropped 11.5% in Milwaukee, where an extensive reduction in operating costs has been implemented. All three NorthStar divisions have focused on sales initiatives and cost control.

Norlight Telecommunications Inc. had pre-tax earnings soar 98.4% to $16.7 million. Revenue climbed 36% to $60 million. The growth has been the result of strong market conditions and Norlight's ability to effectively use the increased capital allocated to them. A sharp focus on sales and customer service has driven consistent success for Norlight in 1998.

At ADD, Inc., year-to-date pre-tax earnings were $4.3 million, a decline of 18.5% from 1997 excluding the gain on the sale of the Warner Robins, Ga., operation last year. Sales were up 25% to $82.5 million. The earnings decline is attributed to the loss of several large commercial printing customers and strong competition in several geographic regions.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                 Commission file number 0-7831
                  ---------------                                        ------
              (10 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations



IPC Communication Services had a pre-tax loss of $8.3 million, all due to the northern California operation. The Eastern Region in St. Joseph, Mich., southern California and Europe all have been profitable. Without northern California, IPC would be reporting pre-tax earnings of $1.7 million. Nevertheless, the closure in northern California is being managed well, and, once that has been completed, we expect IPC to contribute meaningfully to earnings. The costs associated with the closure have reached $4.8 million. Year-to-date, worldwide sales were $94.9 million, up 4.2%.

PrimeNet Marketing Services reached $386,000 in pre-tax earnings, after a loss at this point last year. Growing sales, which has been a focus for this year, continued to be successful, with an increase from 1997 of 15.9% to $10.4 million.

Total assets have increased $27 million from December 31, 1997 to $576 million, while stockholders' equity now exceeds $438 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                  Commission file number 0-7831
                  ---------------                                         ------
             (10 Accounting Periods)


                           Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the ten accounting periods ended October 4, 1998.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JOURNAL COMMUNICATIONS, INC.
                                          Registrant




Date     November 17, 1998             /S/ Steven J. Smith
                                       Steven J. Smith, President and Chief
                                       Executive Officer




Date     November 17, 1998             /s/ Paul M. Bonaiuto
                                       Paul M. Bonaiuto,
                                       Executive Vice President
                                       And Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

    27            FINANCIAL DATA SCHEDULE