Form 10-Q/A
period 1998-10-04
JOURNAL COMMUNICATIONS INC
filed 1999-03-24
CIK 54056

FORM 10-Q
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

         Amendment No. 1 to Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ending October 4, 1998            Commission file number 0-7831
     (10 Accounting Periods)


                          JOURNAL COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            WISCONSIN                              39-0382060
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


P.O. Box 661,  333 W. State St.,             Milwaukee, Wisconsin 53203
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)



                                  414-224-2728
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


Item  2,  "Management's   Discussion  and  Analysis  of  Consolidated  Financial
Condition and Results of Operations," Part I of the registrant's Quarterly Report on Form 10-Q for quarter ended October 4, 1998 is amended to read in its entirety as follows:

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

At ADD, Inc., year-to-date pre-tax earnings were $4.3 million, a decline of 18.5% from 1997 excluding the gain on the sale of the Warner Robins, Ga., operation last year. Sales were up 25% to $82.5 million. The earnings decline is attributed to the loss of

                                   FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


Quarter Ended October 4, 1998                     Commission file number 0-7831

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

several large commercial printing customer and strong competition in several geographic regions.

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

Year 2000
Project Phases - The Company initiated an enterprise-wide effort in 1997 to address the issues related to the ability of computer programs and embedded technology to properly distinguish between years beginning with "20" and "19". The project plan includes six phases:

1. An awareness phase, to educate and prepare staff at all levels for the effort required to complete the project;

2. A planning phase, during which a comprehensive inventory of all technology is completed, assessed for risk, investigated for known compliance, vendors and suppliers surveyed, and strategies for upgrade or replacement of non-compliant systems planned;

3. A remediation phase, during which corrective actions planned in the prior phase are completed;

4. A testing phase, during which both corrected systems and those believed to be compliant are verified for correct handling of the year calculations;

5. An implementation phase, which includes placing into production those systems that passed tests successfully, and

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


Quarter Ended October 4, 1998                     Commission file number 0-7831

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

6. A contingency planning phase, which includes planning for individual system issues as well as each company's planning for Year 2000 related issues outside of their control.

Current Status of the Year 2000 Project - By the end of 1998, the awareness phase had been under way for more than a year and was expected to continue throughout the project. The inventory was substantially completed including an assessment of the risk associated with each item and vendor. Vendor surveys had been sent to approximately 80% of the critical suppliers of the Company, and a majority of the responses had been received. Through these efforts and those of a consultant contracted in 1998 to assist with the planning phase, the compliance status of over 80% of the inventory's technology was known. As a result, corrective action for approximately two-thirds of the Company's technology impacted by the Year 2000 had been planned.

Corrective actions were complete for a majority of the critical systems of the Company by December 31, 1998. These included systems impacting the delivery of goods or services, safety or revenues of the Company. The Company plans to replace or upgrade all critical, date-impacted technology by July 1, 1999. Non-critical systems are generally in the planning phase. In both cases, the Company plans to use both internal and external resources to make the needed corrections to software and embedded technologies.

Communications with vendors and suppliers are being reviewed to determine the extent to which the Company may be vulnerable to the failure of these suppliers to resolve their own Year 2000 issues. The Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready through a variety of options, including contingency planning and vendor selection, where practical.

The Company plans to complete all phases of its Year 2000 project on time based upon the results to date and certain assumptions of future events, including the continued availability of resources, suppliers meeting their commitments to deliver needed upgrades or replacements and other factors. However, actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel needed to complete the project, the ability to locate and correct all impacted technology and similar uncertainties.

Costs - Based on the assessment to date, the Company has estimated that the operating

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


Quarter Ended October 4, 1998                     Commission file number 0-7831

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations

costs associated with the Year 2000 project to date have been $2.3 million. This includes the cost of third-party resources used to assist in the assessment of technology at each of the subsidiaries and an estimate of the internal labor costs associated with the project.The total estimated capital costs, much of which would have been incurred regardless of Year 2000 issues, were $5.9 million through the end of 1998.

The Company estimates capital costs for 1999 and through the completion of the project to be $1.2 million. Labor and other operating costs associated with the project are estimated at $2.7 million for the same period. At this time, the Company does not anticipate delaying any major information systems projects due to the Year 2000 project.

Risks - The Year 2000 is a complex and significant project, and, accordingly, contains the risk of underestimating the tasks, resources and costs associated with its successful completion. The risk of not finding a material Year 2000 problem that may impact normal business activities or operation also exists. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Through the efforts of the Year 2000 project, the Company is making every effort to reduce the level of uncertainty about the Year 2000 problem and, through its contingency planning efforts, mitigate the associated risks.

Contingency Plan - Each of the operating companies is expected to complete contingency planning at the system and company level. In part, the contingency plan's goal is to attempt to minimize identified third-party exposures. While some of the subsidiaries have begun this effort, a majority of the companies are expected to begin this effort in earnest in the latter half of 1999.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 4, 1998                  Commission file number 0-7831
  (10 Accounting Periods)


                     Part II. Other Information

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JOURNAL COMMUNICATIONS, INC.
                                   Registrant



Date    March 18, 1999             /s/ Steven J. Smith
                                   Steven J. Smith, Chairman and Chief
                                   Executive Officer



Date    March 18, 1999             /s/ Paul M. Bonaiuto
                                   Paul M. Bonaiuto, Executive Vice President
                                   and Chief Financial Officer