Form 10-K405
period 1998-12-31
JOURNAL COMMUNICATIONS INC
filed 1999-04-01
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.
Commission File Number: 0-7831


                           JOURNAL COMMUNICATIONS INC.
             (Exact name of Registrant as specified in its charter)

       Wisconsin                                         39-0382060
   (State of incorporation)             (I.R.S. Employer identification number)

                333 West State Street, Milwaukee, Wisconsin 53203
                    (Address of principal executive offices)
               Registrant's telephone number, including area code:
                                 (414) 224-2374
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.125 Per Share
                                (title of class)

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1999:

    Class                                  Outstanding at March 19, 1999
    -----                                  -----------------------------
    Common Stock, par value $0.125                  27,432,705

Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 2, 1999 are incorporated by reference into Part III.

                                     PART I
                                ITEM 1. BUSINESS
                                ----------------

The Registrant is a diversified communications and media company. Its 1998 revenues, broken down by business segments, were: publishing - 39.8%; commercial printing - 31.8%; broadcast - 15.6%; telecommunications - 11.1%, and direct marketing - 1.7%. The following indicates the percent of consolidated revenues derived from these activities for the past three (3) years:

        Source                      1998           1997          1996
        ------                      ----           ----          ----
               Advertising          31.8%          34.2%         34.2%
               Circulation           8.0            8.1           8.4
                                     ---            ---           ---
        Publishing                  39.8           42.3          42.6
        Broadcast                   15.6           15.1          15.3
        Commercial Printing         31.8           31.9          32.5
        Telecommunications          11.1            9.0           7.2
        Direct Marketing             1.7            1.7           2.4

Material developments in the Registrant's business in 1998 included the acquisition of twelve (12) radio stations, including seven (7) in the Boise, Idaho market, two additional stations in Omaha, Nebraska, two additional stations in Knoxville, Tennessee, and one additional station near Tucson, Arizona; the acquisition of a weekly newspaper in Sarasota, Florida and specialty publications in New Orleans, Louisiana and Jacksonville, Florida. It also divested its two shoppers and health and fitness magazine near Philadelphia, Pennsylvania, an internet service provider in Wisconsin and a majority interest in a nationwide electronic classified advertising database. In addition to the information provided below, see Item 6, "Selected Financial Data," Item 7, "Management Discussion and Analysis," and Item 8, "Consolidated Financial Statements and Supplementary Data."

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that may state the Registrant's or management's intentions, hopes, beliefs, expectations or predictions for the future. The Registrant's actual results could differ materially from those projected results due to factors discussed elsewhere in this document and other factors that include, but are not limited to, uncertainties related to general economic factors, industry conditions, cost of newsprint or other supplies, competition, technology and year 2000 compliance.

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

Average paid circulation for the twelve months ended March 31 for the last five years, as audited by the Audit Bureau of Circulation, was:

                     1998        1997           1996         1995        1994
                   -------     --------       -------      -------     ------

Journal Sentinel   289,350      292,035       298,206        -0-          -0-
Sunday Journal     459,374      458,480       467,852      486,422      492,425
Journal              -0-         - 0 -          -0-        211,801      228,454
Sentinel             -0-         - 0 -          -0-        173,895      173,019

Advertising volume in column inches and preprint units for the Registrant's Milwaukee newspapers for the last five calendar years was:


                                 (in thousands)
                       1998        1997          1996        1995        1994
                       ----        ----          ----        ----        ----
Column Inches
        Full Run     2,188.0      2,319.4     2,151.5     2,289.7      2,666.0
        Part Run       803.7        292.7       250.7       257.1        213.4
Units
        Preprint         2.9          2.6         2.5         2.8          2.4


There are 179 other newspapers, shoppers and magazines published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 179 publications, 109 are paid subscription and 70 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, real estate, labor, religious, ethnic, foreign language or other special interest newspapers.

Two (2) other daily newspapers, the Waukesha Freeman and the West Bend Daily News, are published in the four-county Milwaukee metropolitan area. These newspapers are circulated in portions of Waukesha and Washington Counties, respectively. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Wall Street Journal, Madison Capitol-Times, Wisconsin State Journal and New York Times are sold in the Milwaukee market. The Journal Sentinel newspaper also competes for advertising revenues or support with seven (7) network-affiliated commercial television stations, four (4) independent television stations - (two (2) of which are low power television stations), two
(2) public television stations and twenty-seven (27) AM and FM radio stations located in the four-county market, two (2) cable television companies and several direct mail services. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

The Journal Sentinel maintains news bureau offices in Madison, Wisconsin, and Washington, D.C. It also has suburban bureaus in Waukesha, Cedarburg and Sturtevant, and staff writers based in West Bend, Green Bay and Stevens Point, Wisconsin. The Journal Sentinel is a member of the Associated Press and subscribes to these wire services: the Washington Post-Los Angeles Times News Service, the New York Times News Service and the Knight-Ridder News Service. The Journal Sentinel is also a contributing member of the Scripps Howard News Service.

During 1998, the average price per ton for newsprint increased by 5.3 % compared to the previous year. Total consumption for all products in 1998 was 0.2% below 1997's total. Newsprint is purchased from six Canadian suppliers. The Registrant considers anticipated supplies for 1999 sufficient.

The Registrant also publishes through its Add, Inc. subsidiary. In January 1998, Add, Inc. started a free weekly newspaper in Connecticut and a free auto publication in Wisconsin. In April 1998, Add, Inc. purchased one (1) free car publication in Florida. In June 1998, Add, Inc. purchased a free weekly newspaper in Florida. In August 1998, Add, Inc. purchased a free specialty shopper in Louisiana. In September 1998, Add, Inc. sold two (2) free shoppers and a free health and fitness magazine in Pennsylvania. In October 1998, Add, Inc. sold a majority interest in its nationwide electronic classified database. In November 1998, Add, Inc. sold its internet service provider in Wisconsin. At December 31, 1998, Add, Inc. published ten (10) weekly newspapers in southwestern Connecticut; thirty-two (32) weekly newspapers and one (1) controlled-circulation business publication in Wisconsin; two (2) weekly newspapers in Florida; fifty (50) shopper publications, with thirty-two (32) in Wisconsin, eleven (11) in Ohio, three (3) in Florida, two (2) in Vermont, one
(1) in Massachusetts and one (1) in New York; three (3) paid auto publications, with two (2) in Louisiana and one (1) in Wisconsin; two (2) paid boating publications in Florida; six (6) free auto publications with two (2) in Ohio, one (1) in Florida, two (2) in Louisiana and one (1) in Wisconsin, and one (1) free monthly health and fitness publication in Louisiana.

Printing

IPC Communication Services, Inc., a wholly-owned subsidiary, specializes in the production, management of inventory and materials procurement and fulfillment for customers in the technology and publications industries. This includes printing of documentation manuals for hardware and software manufacturers and the duplication of CD-ROMs, DVDs, masters, disks and tapes and the printing of medical, legal and technical journals for various trade associations. IPC is based in St. Joseph, Michigan, and has additional operations in Foothill Ranch, California; Austin, Texas and Roncq, France. The Registrant does not anticipate supply restrictions in 1999 for the raw materials IPC utilizes.

NorthStar Print Group, Inc., a wholly-owned subsidiary of the Registrant, is headquartered in Brown Deer, Wisconsin, and has manufacturing operations in Brown Deer, Green Bay and Watertown, Wisconsin, and Norway, Michigan. It employs a wide array of printing technologies in the various markets it serves. These include sheet-fed offset, rotogravure and flexographic processes that are used to print point-of-purchase materials, labels for consumer goods and industry manufacturers (including in-mold labels), and out-of-home media. NorthStar Print Group, Inc., is one of the nation's largest producers of beer bottle labels. The Registrant believes its supply of raw materials is adequate.

Trumbull Printing, Inc., though a wholly-owned subsidiary of the Registrant, is managed by a subsidiary of Add, Inc. that is co-located in Trumbull, Connecticut. Trumbull Printing, Inc., is a web offset printer of newspapers, newspaper inserts and other publications. The Registrant believes its principal raw materials, paper and ink will be in sufficient supply in 1999.

Broadcasting

Journal Broadcast Group, Inc., a wholly-owned subsidiary of the Registrant, was re-incorporated in Nevada as Journal Broadcast Corporation in March 1998. Thereafter, Journal Broadcast Corporation incorporated a wholly-owned subsidiary, which was named Journal Broadcast Group, Inc.

Journal Broadcast Corporation operates television station KTNV, an affiliate of the ABC Television Network, in Las Vegas, Nevada, and holds the licenses of all of the Registrant's broadcast stations. Its subsidiary, Journal Broadcast Group, Inc., operates two (2) television stations and twenty-three (23) radio stations in eight (8) states. All operate under licenses from the Federal Communications Commission.

The Registrant's three (3) Milwaukee broadcast operations, WTMJ-TV, WTMJ-AM and WKTI-FM, consistently rank high in audience rating surveys. Competition for advertising revenue in the ten-county area of dominant influence ("ADI") includes six (6) other network-affiliated commercial televisions stations, four
(4) independent television stations (two (2) of which are low-power television stations), two (2) public television stations, twenty-five (25) other radio stations, two (2) cable television companies, ten (10) daily newspapers
(including one owned by Registrant), and numerous weekly newspapers. News reporting and editorial operations at WTMJ-TV, WTMJ-AM and WKTI-FM, Milwaukee, are independent of the Registrant's Milwaukee newspaper operations.

The broadcast stations of Journal Broadcast Group, Inc. are:

Station               Location                     Network Affiliation
-----------------------------------------------------------------------
WTMJ-TV        Milwaukee, WI                       NBC Television
WTMJ-AM        Milwaukee, WI                       ABC Information
WKTI-FM        Milwaukee, WI                       ABC Contemporary
WSYM-TV        Lansing, Michigan                   Fox Television
KOSR-AM        Omaha, Nebraska                     USA Radio, One-on-One Sports
KEZO-FM        Omaha, Nebraska
KSRZ-FM        Omaha, Nebraska                     ABC Contemporary
KESY-FM        Omaha, Nebraska
KBBX-AM        Omaha, Nebraska
KKCD-FM        Omaha, Nebraska
KMXZ-FM        Tucson, Arizona
KFFN-AM        Tucson, Arizona                     CBS Spectrum
KZPT-FM        Tucson, Arizona                     CBS Spectrum
KIXD-FM        Tucson, Arizona
WMYU-FM        Knoxville, Tennessee                ABC News Wire
WWST-FM        Knoxville, Tennessee
WQIX-FM        Knoxville, Tennessee
WQBB-AM        Knoxville, Tennessee
KJOT-FM        Boise, Idaho
KQXR-FM        Boise, Idaho
KGEM-AM        Boise, Idaho                        ABC Information, Westwood One
                                                    Adult Standards
KCID-FM        Boise, Idaho

KCID-AM        Ontario, Oregon                    ABC
KSRV-AM        Ontario, Oregon                    ABC
KSRV-FM        Ontario, Oregon                    ABC

In August 1998, Journal Broadcast Corporation reached an agreement to purchase the stock of Great Empire Broadcasting, Inc., which owns and operates thirteen
(13) radio stations in the Wichita, Kansas, Springfield, Missouri, Omaha, Nebraska and Tulsa, Oklahoma markets. The stations are: KFDI-AM, KFDI-FM and KICT-FM, Wichita, Kansas; KYQQ-FM, Arkansas City, Kansas; KLLS-FM, August, Kansas; KTTS-AM and KTTS-FM, Springfield, Missouri; KLTQ-FM, Sparta, Missouri; WOW-AM and WOW-FM, Omaha, Nebraska; KVOO-AM and KVOO-FM, Tulsa, Oklahoma; and KCKI-FM, Henryetta, Oklahoma. This acquisition will take effect upon approval by the Federal Communications Commission.

Telecommunications

Norlight Telecommunications, Inc., a wholly-owned subsidiary, provides state-of-the-art telecommunications services. Norlight's carrier services (wholesale) provide network transmission solutions to other telecommunications carriers by offering bulk transmission capacity, including custom designed networks. Norlight has entered into a fiber-optic network construction agreement, which will significantly expand its available capacity in Michigan and Indiana in 1999. Norlight's business-to-business service provides advanced data communications products, specifically dedicated circuits, frame relay, Internet access and switched voice services (including domestic, international and calling card services) to medium and large businesses in the Upper Midwest. Norlight's satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals.

Direct Marketing

PrimeNet Marketing Services, Inc., a wholly-owned subsidiary, is located in St. Paul, Minnesota and Clearwater, Florida. The St. Paul division is engaged in the business of providing marketing database services, consulting and computer mailing services, customized laser printing, lettershop work and fulfillment services. The Clearwater division (formerly known as Mega Direct, Inc.) is a direct mail operation offering customers design services, printing, direct mail production and processing and fulfillment.

Compliance with Environmental Laws

The Registrant does not currently anticipate the need for significant capital expenditures and expects no material adverse effects to its earnings or competitive position to maintain compliance with environmental laws in 1999 and 2000.

Impact of Year 2000 Issue

The Registrant's statement on the Year 2000 Issue is presented in Exhibit 13, as written in "Management's Discussion and Analysis" on pages 4 and 5 of the Registrant's Annual Report, and is incorporated herein by reference.

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

Employees

The Registrant and its subsidiaries, as of December 31, 1998, had approximately 4,848 full-time and 2,120 part-time employees.

Financial Information About Industry Segments

Financial information about Registrant's industry segments is presented in Note 8 to the Registrant's Consolidated Financial Statements appearing on pages 15 and 16 of Registrant's Annual Report and is incorporated herein by reference.

                               ITEM 2. PROPERTIES
                               ------------------

Principal properties operated by the Registrant and its subsidiaries as of December 31, 1998, are summarized as follows:

Subsidiary                   Location              How Held                 Square Footage
------------------------------------------------------------------------------------------
Journal Sentinel Inc.
(Publishing)

Offices/Plant                Milwaukee, WI         Owned                      464,000
Garage                       Milwaukee, WI         Owned                       67,500
Distribution Centers         Milwaukee, WI         Leased or Owned            348,029
Inserting Plant              Milwaukee, WI         Leased                      89,000

Add, Inc.
(Publishing)
Offices/Plants               WI, OH, MA, FL        Owned or Leased            284,269
                             VT, NY, LA

Hometown Publications, Inc.
(Publishing)
Office                       Shelton, CT           Leased                       8,500




Subsidiary                   Location              How Held             Square Footage
--------------------------------------------------------------------------------------
Auto Mart Publishing, Inc.
(Publishing)
Office                       Dayton and            Leased                        3,620
                             Columbus, OH

Community Newspapers, Inc.
(Publishing)
Offices/Plant                Oak Creek, New        Owned/Leased                 29,450
                             Berlin, and
                             Waukesha, WI

Trumbull Printing, Inc.
(Commercial Printing)
Office/Plant                 Trumbull, CT          Owned                        86,000

Journal Broadcast Corporation
(Broadcasting)
KTNV-TV Studios              Las Vegas, NV         Owned                        20,300

Journal Broadcast Group, Inc.
(Broadcasting)
Office and Studios           Milwaukee, WI         Owned                       101,500
WSYM-TV Studios              Lansing, MI           Leased                       13,173
Office & Studios             Knoxville, TN         Owned                         6,400
Office & Studios             Knoxville, TN         Leased                        2,000
Office and Studios           Omaha, NE             Leased                       12,200
Office and Studios           Tucson, AZ            Leased                        8,883
Office and Studios           Boise, ID
                             and Ontario, OR       Owned                         5,700

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

Label Products & Design Inc.
(Commercial Printing)
Office and Plant             Green Bay, WI         Owned                        39,620

IPC Communication Services, Inc.
(Commercial Printing)
Office/Plant/Warehouse       St. Joseph, MI        Leased                     326,000


Subsidiary                   Location              How Held             Square Footage
--------------------------------------------------------------------------------------
IPC Communication Services, Inc. (continued)
Office/Plant                 Foothill Ranch, CA    Leased                      200,992
Office/Warehouse             Austin, TX            Leased                        8,000

IPC Communication Services, S.A.
(Commercial Printing)
Office/Plant                 Roncq, France         Leased                       73,400

Norlight Telecommunications, Inc.
(Telecommunications)
Office/Satellite Antennae    Skokie, IL            Leased                        6,094
Office                       St. Paul, MN          Leased                        2,400
Office                       Brookfield, WI        Leased                       33,575
Office                       Green Bay, WI         Leased                        1,450
Office                       Buffalo Grove, IL     Leased                        2,716

PrimeNet Marketing Services, Inc.
(Direct Marketing)
Office/Plant                 St. Paul, MN          Leased                       87,218
Office/Plant                 Clearwater, FL        Leased                       32,000

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

The Registrant is involved in various claims and lawsuits incidental to its business, which, in the opinion of management, will not have a material effect in the aggregate on the its financial position or operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------
                                      None.

                    ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT
                    -----------------------------------------

The executive officers of Registrant, as of March 19, 1999, all of whom hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 2, 1999, are:

Name                  Age    Office                           Held Since
----                  ---    ------                           ----------
Steven J. Smith       48     Chairman & CEO                   December 1, 1998
Douglas G. Kiel       50     President                        December 1, 1998
Paul M. Bonaiuto      48     Executive Vice President/CFO     June 3, 1997
Keith K. Spore        56     Senior Vice President            September 6, 1995
Robert M. Dye         51     Vice President                   March 6, 1990
Stephen O. Huhta      43     Vice President                   June 8, 1993

Ronald G. Kurtis      51     Vice President                   June 8, 1993
James J. Ditter       37     Vice President                   September 6, 1995
William T. Lutzen     37     Vice President                   June 7, 1994
Daniel L. Harmsen     43     Vice President                   March 5, 1996
Mark J. Keefe         39     Vice President                   June 4, 1996
Douglas G. Hosking    42     Vice President                   September 4, 1996
Richard J. Gasper     55     Vice President                   June 4, 1996
Todd K. Adams         40     Vice President                   June 4, 1996
Karen O. Trickle      42     Vice President                   March 2, 1999
                             & Treasurer                      December 3, 1996
Paul E. Kritzer       56     Vice President                   June 5, 1990
                             & Secretary                      September 1, 1992
Richard A. Williams   61     Assistant Secretary              June 3, 1997
James P. Prather      41     Vice President                   March 2, 1999
Carl D. Gardner       42     Vice President                   March 2, 1999

All of the executive officers of the Registrant except Messrs. Hosking and Keefe and Ms. Trickle have been employed by the Company in key management positions for more than five (5) years. Mr. Hosking joined the Registrant in April 1996 as President of IPC Communication Services, Inc. Previously he had been Vice President for commercial development and general manager of the food fiber division of Opta Food Ingredients, Inc., for two years and Executive Vice President of Courier Corp., San Francisco, a national book printer. Mr. Keefe joined the Registrant in October 1995 as President of PrimeNet Marketing
Services, Inc. Prior to that he had been a Vice President for Donnelly Marketing, Inc., St. Louis Park, Minnesota, from January 1994 to September 1995, and a Vice President of FDC, Inc. (a subsidiary of Fingerhut Corporation) in Minnetonka, Minnesota. Ms. Trickle started with the Registrant in September 1996, was elected Treasurer in December 1996 and Vice President in March 1999. Previously, she had been Assistant Treasurer (International) for Harnischfeger Industries, Inc., Brookfield, Wisconsin, from September 1994 to September 1996, and Assistant Treasurer for Applied Power, Inc., Butler, Wisconsin, up to September 1994.

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                  --------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

There is no established public trading market for the Registrant's common stock. Units representing beneficial interests in the Registrant's common stock ("Units") can be purchased only by full-time employees with ninety (90) days of service and part-time employees with two consecutive years of service of one thousand (l,000) hours each year. On December 1, 1998, the Board of Directors approved an increase effective January 5, 1999, in authorized common stock from 14,400,000 to 28,800,000 shares, reduced the par value from $0.25 to $0.125 per share and approved a two-for-one common stock split. All references to shares and per-share amounts have been restated to reflect this stock split. As of March 19, 1999, the Journal Employees' Stock Trust, dated May 15, 1937, as amended (the "Trust"), owned of record 25,920,000 shares, or 90%, of the issued and outstanding common stock of the Registrant.

The Trust issues Units, each representing a beneficial interest in one share of the Registrant's stock, to eligible employees ("Unitholders"). On March 19, 1999, 3,623 Unitholders owned 23,033,941 Units (representing 84.0% of Registrant's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 2,886,059 Units issued by the Trust were, on the above date, held by personal trusts and employee benefit trusts and by the Registrant, treated as treasury stock and not voted.

Prior to all meetings of shareholders of the Registrant, the trustees of the Trust ("Trustees") are required to deliver to each active employee-Unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her Units.

Unitholders may sell their Units only through procedures, and at a formula price, dictated pursuant to the Stock Trust Agreement, under which the Trust was formed, and the policy determinations of the Trustees. Whenever a Unitholder ceases to be an employee, for any reason except retirement, corporate downsizing or divestiture, he or she must offer his or her Units for resale through the corporate treasury to active employees designated by the President of the Registrant or the Registrant. Employees who retire may retain a decreasing percentage of their Units for up to ten (10) years after the first anniversary of their retirement. Employees who are separated from the Registrant due to divestiture or downsizing may retain a decreasing percentage of their Units for up to five (5) years after the first anniversary of their separation. All Units held by retirees are voted by the Trustees. Units may also be held by employee benefit trusts, and Unitholders may transfer Units to personal trusts and to charitable, educational or religious trusts. All Units held by such trusts are likewise voted by the Trustees. As of March 19, 1999, retirees, personal trusts, an employee benefit trust, and other trusts held 7,358,836 Units, representing a beneficial interest in 26.8% of the Registrant's outstanding common stock.

All of the Trustees are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the Units they own individually.

The Registrant's unit price and dividend history for the past decade are presented in the following table:

                          Employee Stock Ownership Plan
                          -----------------------------

                      Unit          Unit    Unit Price                   Total
                      Price         Price   Increase      Cash           Annual
Year                  Begin         End     (Decrease)    Dividend       Return
----                  -----         ---     ----------    --------       ------
1998 - 4th Qtr        24.46         25.48       1.02         0.27        22.5%
1998 - 3rd Qtr        23.24         24.46       1.22         0.28
1998 - 2nd Qtr        22.29         23.24       0.95         0.27
1998 - 1st Qtr        21.69         22.29       0.60         0.28
1997 - 4th Qtr        20.90         21.69       0.79         0.27        22.7
1997 - 3rd Qtr        19.90         20.90       1.00         0.28
1997 - 2nd Qtr        19.23         19.90       0.67         0.27
1997 - 1st Qtr        18.58         19.23       0.65         0.28
1996                  18.12         18.58       0.46         1.10         8.6
1995                  17.70         18.12       0.42         1.05         8.3

1994                  17.32         17.70          0.38         0.95         7.7
1993                  16.80         17.32          0.52         0.90         8.5
1992                  16.30         16.80          0.50         0.90         8.6
1991                  15.74         16.30          0.56         0.90         9.3
1990                  14.83         15.74          0.91         0.85        11.9
1989                  13.33         14.83          1.51         0.85        17.7

In October 1996, the Trustees, stockholders and Unitholders of the Registrant adopted an amendment to the Journal Employees' Stock Trust Agreement to change the Option Price Formula used to calculate the price of Units. The multiplier, which progressively increases in each of the 13 periods of the Registrant's fiscal year, will continue to increase by 8.5% each year for the next three years, 1999-2001. The five-year phase-in of the multiplier will be completed by the end of 2001, when a multiplier of 1.5 will become a permanent component of the Option Price Formula. The Trustees believed that the Option Price Formula amendment would cause the Unit price to be approximately 75% of the price at which the Units would trade if they were publicly-traded securities at the end of the five-year phase-in period, based upon market conditions existing in October 1996.

In addition to the Journal Employees' Stock Trust, there are two (2) other record holders of stock of the Registrant. The Registrant is not aware of any recent sales of stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

Selected  financial  data of the  Registrant  is presented  in the  Registrant's
Annual Report on pages 6 and 7 (included in Exhibit 13), and is incorporated herein by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Management's Discussion and Analysis is presented below and is not incorporated by reference from the Registrant's Annual Report included as Exhibit 13.

CONSOLIDATED
Revenue was $732.4 million in 1998 compared with $674.5 million in 1997, an 8.6% increase. In 1996, revenue was $622.2 million. Earnings before income taxes increased 7% to $102.7 million in 1998. 1997 earnings before income taxes were $95.9 million, an increase from $70.7 million in 1996.

During 1998, the telecommunications segment continued to grow at a rapid pace. Revenue for the segment grew 34.8% while pretax earnings increased 95.6%. In 1997 and 1996, significant investments in Norlight's fiber optic network were made and have resulted in increased revenue and pretax earnings in 1998. In the broadcast segment, revenue from political advertising and the acquisition of 12 radio stations contributed to the 13% revenue increase. The printing segment reported a pretax loss due primarily to the closing of IPC's Northern California plant. The pretax cost to close the plant was $7.3 million. Revenue in the publications segment increased modestly while pretax earnings grew 6.9%. Pretax earnings grew despite an increase in the cost of newsprint. The direct marketing segment experienced revenue growth and reduced its pretax loss by approximately $1 million.

1998 COMPARED WITH 1997

Publications
------------
The publications segment includes daily and weekly newspapers, shoppers and specialty publications.

Revenue was $291.8 million in 1998, up 2% compared with 1997 revenue of $286.1 million. In 1998, earnings before taxes were $43.5 million, a 6.9% increase over 1997 earnings of $40.7 million.

Journal Sentinel Inc. is the largest company in the publications segment. Total revenue in 1998 increased 4.7% to $235.7 million from $225.1 million in 1997. In 1998, earnings before taxes increased 15.7% over 1997 despite a $2.1 million increase in the cost of newsprint. The Registrant expects newsprint costs in 1999 to be lower than they were in 1998.

Advertising revenue was $181.3 million in 1998 compared with $171.4 million in 1997. This is an increase of 5.8% over 1997. The major contributor to the increase was classified employment advertising. Classified revenue compared with 1997 increased $5.5 million or 6.4%. Retail preprints increased $2.4 million or 13% compared with 1997. General ROP (run of press) revenue grew $400,000 in 1998 compared with 1997. Revenue from Journal Sentinel's shared and solo mail program reached $6.1 million in 1998 compared with only $1 million in 1997. This program was started in 1997. Revenue from retail ROP decreased $4.5 million or 8% compared with 1997.

Circulation revenue totaled $50.6 million, a decrease of $500,000 or 0.9% compared with 1997. Revenue decreased principally due to a decline in Sunday single copy sales and the discontinuation of the Badger Plus publication.

Add Inc. is the other company in the publications segment. Its 1998 revenue was $56 million, an 8.2% decrease compared with 1997 revenue of $61 million. The additional revenue from a full year of Community Newspapers Inc. (acquired in October 1997) of $11.1 million was offset by revenue declines from the Wisconsin, Ohio and Louisiana operations. The declines are attributed to sluggish display advertising, soft regional markets and lower-than-expected insert sales. The publications in Pennsylvania were sold during 1998, which also resulted in an unfavorable revenue comparison with 1997.

Add Inc. pretax earnings in 1998 were $490,000 compared with $3.4 million in 1997. While CNI reported pretax earnings of $1.2 million, pretax earnings declined in the Wisconsin, Florida, Ohio and Louisiana groups.

Broadcast
---------
The broadcast segment includes 3 television stations and 23 radio stations owned by Journal Broadcast Group Inc. In 1998, revenue was $115.1 million, a 13% increase over 1997 revenue of $101.9 million. Earnings before taxes were $34 million and $38.2 million in 1998 and 1997, respectively. In 1997, the company reported a pretax gain on the trade of the radio station in Kansas City (KQRC-FM) for two stations in Knoxville (WWST-FM and WMYU-FM) of $7.8 million. Excluding the gain on the exchange of KQRC, pretax earnings increased 11.8 % over 1997.

Revenue from the television stations was $72.3 million, a 9.4% increase over 1997 revenue of $66.1 million. Increased market share in Milwaukee, double-digit market growth in Las Vegas and 1998 election year advertising of $5.1 million contributed to the revenue growth. Pretax earnings of $28.8 million in 1998 represented a 19.1% increase over 1997 pretax earnings of $24.2 million.

Revenue from the radio stations was $42.8 million, a 19.6% increase over 1997 revenue of $35.8 million. Revenue growth in 1998 is attributed to increased market share in Milwaukee and 1998 acquisitions in Omaha, Tucson, Knoxville and Boise. Pretax earnings were $5.2 million and $14 million in 1998 and 1997, respectively. Without the pretax gain on the trade of the radio station in Kansas City, 1998 pretax earnings declined 15% compared with 1997 pretax earnings. The decline in pretax earnings at the radio group was due to a combination of amortization costs related to new acquisitions and lower than anticipated results at KIXD-FM in Tucson, the Boise group and the Knoxville group.

In August 1998, Journal Broadcast Corporation announced an agreement to acquire the stock of Great Empire Broadcasting Inc., a radio group of 13 stations headquartered in Wichita, Kansas. Pending approval of the FCC, the Company expects to complete the acquisition in early 1999. The cash purchase price will be approximately $100 million.

Printing
--------
1998 revenue for NorthStar Print Group Inc. was $56.4 million, a $1.2 million decrease from the prior year's revenue of $57.6 million. NorthStar reported pretax earnings of $1.3 million in 1998 compared with $2.4 million in 1997. Revenue increased at the Norway / Watertown operation by $800,000 while revenue decreased $2 million at the Milwaukee and Green Bay operations. In Milwaukee, decreased revenue and earnings before taxes in 1998 primarily reflect the loss of two major customers. Green Bay reported a slight revenue and pretax earnings decline in 1998.

IPC Communication Services' revenue decreased 1.3% to $125.5 million in 1998. The revenue decrease is attributed to the closure of the Northern California plant during the second half of 1998. In 1997, revenue was $127.1 million. In 1998, IPC had a pretax loss of $11.3 million, which includes plant closure costs of $7.3 million. IPC reported a pretax loss of $7.4 million in 1997.

Add Inc.'s printing plants had revenue of $51.8 million in 1998, a 67.6% increase over 1997 revenue of $30.9 million. The increase was due to the acquisition of Dixie Web, a printing plant in Louisiana, in mid-1997. In 1998, pretax earnings decreased to $4.7 million from $5.5 million in 1997. The decrease in pretax earnings reflects the loss of major printing customers at the Connecticut printing plant.

Telecommunications
------------------
In 1998, revenue at Norlight Telecommunications Inc. was $81.9 million, a 34.8% increase over the prior year's revenue of $60.8 million. Pretax earnings of $24.1 million in 1998 grew 95.6% over 1997 pretax earnings of $12.3 million. Both revenue and pretax earnings growth were results of burgeoning demand for telecommunication services and the company's ability to effectively sell capacity available as a consequence of continued investment in network expansion. In 1998, Norlight sold a small segment of the business targeting small business and residential long distance service customers. In 1997, Norlight recorded a $1.7 million reserve for the pretax loss on the sale.

Direct Marketing
----------------

Revenue for PrimeNet Marketing Services was $12.9 million in 1998, a 6.6% increase from $12.1 million in 1997. The reported pretax loss in 1998 of $365,000 is approximately $1 million less than the pretax loss of $1.3 million reported in 1997.

PrimeNet's St. Paul operation had revenue of $5.6 million which was an increase of $750,000 over 1997. The operation's pretax loss was $735,000, representing a $564,000 improvement from 1997.

PrimeNet's Clearwater operation had revenue of $7.3 million in 1998 compared with $7.2 million in 1997. Pretax earnings were $370,000 in 1998. Earnings broke even in 1997.

1997 COMPARED WITH 1996
-----------------------

Publications
------------

Revenue was $286.1 million in 1997, up 8% compared with 1996 revenue of $264.9 million. In 1997, pretax earnings were $40.7 million, a 28.4% increase over 1996 earnings of $31.7 million.

Journal Sentinel's total revenue in 1997 increased 7.4% to $225.1 million from $209.5 million in 1996. The 1997 pretax earnings increased 29.8% over 1996. The dramatic growth in 1997 pretax earnings was the result of lower newsprint price (per ton) compared to 1996 and substantial growth in advertising revenue.

Advertising revenue was $171.4 million in 1997 compared with $155.9 million in 1996. This was an increase of 9.9% over 1996. Classified, retail ROP (run of press) and preprints and general ROP all reported revenue increases in 1997 over 1996. General preprints showed a slight decrease over 1996. Classified revenue accounted for $10.4 million of the revenue increase in 1997 over 1996. The majority of the classified increase was from employment advertising.

Circulation revenue totaled $51.1 million, a decrease of $0.1 million from 1996. The reasons for the decline in 1997 were a slight decrease in daily revenue and the elimination of Badger Plus. Sunday Journal Sentinel revenue showed a slight increase over 1996. Packer Plus circulation revenue topped the one million dollar mark in 1997.

Add Inc. 1997 revenue was $61 million, a 10.1% increase compared with 1996 revenue of $55.4 million. Pretax earnings in 1997 showed an 11.3% increase from the prior year as a result of the contribution from the acquisition of Community Newspapers Inc. (CNI) and significant improvements in the Southern Ohio group. In 1997, revenue from the Florida, Southeastern Wisconsin, Ohio and Vermont operations increased by $2 million while revenue for the Central Wisconsin and Pennsylvania operations decreased by $0.5 million. During 1997, the Ohio and Southeastern Wisconsin operations showed improvements in earnings over the previous year while those in Florida and Connecticut showed declines.

Broadcast
---------
In 1997, revenue was $101.9 million, a 6.5% increase over 1996 revenue of $95.7 million. The 1997 revenue increase was due to excellent audience ratings at the Registrant's broadcast stations, radio station acquisitions in Omaha and Knoxville and the popularity and success of the Green Bay Packers. The broadcast division acquired one additional radio station in Omaha and exchanged the radio station in Kansas City (KQRC-FM) for two stations in Knoxville (WWST-FM and WMYU-FM) in 1997. The Company reported a pretax gain on the trade of KQRC of $7.8 million. Pretax earnings in 1997 increased 30.2% over 1996. Excluding the gain on the exchange of KQRC, pretax earnings increased 3.5% over 1996.

In 1997, the Company's television stations accounted for 64.9% of the division's revenue and 67.9% of its pretax earnings. Revenue and pretax earnings were up for the Las Vegas television station over 1996. The Milwaukee and Lansing television stations reported flat to lower revenue and pretax earnings over 1996.

The Company's radio stations' pretax earnings excluding the gain on the exchange of KQRC increased 8.7% to $6.1 million in 1997 compared with $5.7 million in 1996.

Printing
--------
The 1997 revenue for NorthStar Print Group Inc. was $57.6 million, a 4% increase from the prior year's revenue of $55.4 million. NorthStar increased pretax earnings to $2.4 million from pretax earnings of $1.4 million in 1996. Revenue increased at the Green Bay and Norway/Watertown operations while revenue was flat at the Milwaukee operation. All locations showed improved operating productivity.

IPC Communications Services' (IPC) revenue increased 6.7% to $127.1 million in 1997. In 1996, revenue was $119.2 million. In 1997, IPC had a pretax loss of $7.4 million which is $5.7 million less than the loss in 1996.

The printing plants of Add Inc. had revenue of $30.9 million in 1997, a 6.8% increase over 1996 revenue of $28.9 million. In 1997, pretax earnings increased by 14.3% to $5.5 million from 1996.

Telecommunications
------------------
In 1997, revenue for Norlight Telecommunications Inc. was $60.8 million, a 34% increase over the prior year's revenue of $45.4 million. Pretax earnings at Norlight increased 37.5% in 1997 compared with 1996. Both revenue and pretax earnings growth were the result of effectively selling additional capacity available as a consequence of the major network expansion (redundant SONET ring capacity) embarked upon in 1996 and completed in 1997. In 1997, Norlight entered into a definitive agreement to sell a small segment of the business targeting small business and residential long distance service customers. In 1997, Norlight recorded a $1.7 million reserve for the pretax loss on the sale.

Direct Marketing
----------------
Revenue from PrimeNet Marketing Services was $12.1 million in 1997, down 18.7% from 1996 revenue of $14.9 million. In 1997, the segment reported a pretax loss of $1.3 million compared to pretax earnings of $1.3 million in 1996.

PrimeNet's St. Paul division had a decrease in revenue of 23.4% in 1997 to $4.9 million, down from $6.4 million in 1996. The 1997 pretax loss of $1.3 million compares with a loss of $0.2 million in 1996. The decreased revenue and increased losses in 1997 primarily reflect the loss of PrimeNet's largest customer.

The Clearwater division had revenue of $7.2 million in 1997 compared with $8.5 million in 1996. Pretax earnings were breakeven in 1997 compared with earnings of $1.5 million in 1996. The Clearwater division was strategically realigned under the management of PrimeNet Marketing Services in early 1997.

Other Income and Expense
------------------------

Dividend and interest income was $6.3 million, a slight increase from $6.2 million in 1997. The increase in 1998 was the result of an increase in short-term investments, which was offset by a decline in short-term interest rates. Dividend and interest income was $3.4 million in 1996.

Income Taxes
------------

Income taxes were 40.9% of pretax earnings in 1998, 41.4% in 1997 and 41.9% in 1996. Changes in the effective tax rate are a result of state income taxes, foreign net operating losses and permanent tax differences. Permanent tax differences exist for goodwill amortization on acquisitions before 1993.

Net Earnings
------------

Net earnings for 1998 were $60.7 million or $2.16 per share, compared with net earnings of $56.2 million or $2.05 per share in 1997. In 1996, net earnings for the year were $41 million or $1.57 per share. Per share amounts have been restated to reflect the two-for-one stock split that occurred on January 5, 1999.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations, which is a significant source of the Company's liquidity, totaled $109.4 million, $109.2 million and $94.8 million in 1998, 1997 and 1996, respectively.

Principal uses of cash for investing purposes during this period were for property and equipment expenditures and acquisitions. Capital expenditures for property and equipment totaled $45.2 million in 1998, $39.4 million in 1997 and $33.8 million in 1996. The Company also has continued to be active in acquiring other businesses. Cash used for acquisitions was $42.5 million, $21.1 million and $17 million in 1998, 1997 and 1996, respectively. Cash provided by the liquidation of the corporate life insurance investment pool was $21 million in 1998.

Cash used in financing activities totaled $25.4 million, $4.5 million and $52.8 million in 1998, 1997 and 1996, respectively. Dividends paid during 1998 were $31.1 million or $1.10 per share, compared with $30.2 million ($1.10 per share) in 1997 and $28.6 million ($1.10 per share) in 1996. Additionally, the net sales of treasury stock totaled $5.3 million and $26.3 million in 1998 and 1997, respectively. In 1996, the Company had net purchases of treasury stock of $17.2 million.

Net working capital at the end of 1998 increased to $136 million from $113 million at the end of 1997. Commitments for television programs not yet produced as of December 31, 1998, were $7 million. On January 22, 1999, the Company executed an unsecured short-term line of credit in an aggregate amount not to exceed $35 million. The Company expects to use the line of credit for general corporate purposes.

Year 2000
---------
Project Phases - The Company initiated an enterprise-wide effort in 1997 to address the issues related to the ability of computer programs and embedded technology to properly distinguish between years beginning with "20" and "19". The project plan includes six phases:

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

5. An implementation phase, which includes placing into production those systems that passed tests successfully, and

6. A contingency planning phase, which includes planning for individual system issues, as well as each company's planning for Year 2000 related issues outside of their control.

Current Status of the Year 2000 Project - By the end of 1998, the awareness phase had been under way for more than a year and was expected to continue throughout the project. The inventory was substantially completed, including an assessment of the risk associated with each item and vendor. Vendor surveys had been sent to approximately 80% of the critical suppliers of the Company, and a majority of the responses had been received. Through these efforts and those of a consultant contracted in 1998 to assist with the planning phase, the compliance status of over 80% of the technology identified during the inventory was known. As a result, corrective action for approximately two-thirds of the Company's technology impacted by the Year 2000 had been planned.

Corrective actions were complete for a majority of the critical systems of the Company by December 31, 1998. These included systems impacting the delivery of goods or services, safety, or revenues of the Company. The Company plans to replace or upgrade all critical, date-impacted technology by July 1, 1999. Non-critical systems are generally in the planning phase. In both cases, the Company plans to use both internal and external resources to make the needed corrections to software and embedded technologies.

Communications with vendors and suppliers is being reviewed to determine the extent to which the Company may be vulnerable to the failure of these suppliers to resolve their own Year 2000 issues. The Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready through a variety of options, including contingency planning and vendor selection, where practical.

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

Costs - Based on the assessment to date, the Company has estimated that the operating costs associated with the Year 2000 project to date have been $2.3 million. This includes the cost of third-party resources used to assist in the assessment of technology at each of the subsidiaries and an estimate of the internal labor costs associated with the project. The total estimated capital costs, much of which would have been incurred regardless of Year 2000 issues, were $5.9 million through the end of 1998.

The Company estimates capital costs for 1999 and through the completion of the project to be $1.2 million. Labor and other operating costs associated with the project are estimated at $2.7 million for the same period. At this time, the Company does not anticipate delaying any major information systems projects due to the Year 2000 project.

Risks - The Year 2000 is a complex and significant project and, accordingly, contains the risk of underestimating the tasks, resources and costs associated with its successful completion. The risk of not finding a material Year 2000 problem that may impact normal business activities or operation also exists. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Through the efforts of the Year 2000 project, the Company is making every effort to reduce the level of uncertainty about the Year 2000 problem and, through its contingency planning efforts, mitigate the associated risks.

Contingency Plan - Each of the operating companies is expected to complete contingency planning at the system and company level. In part, the contingency plan's goal is to attempt to minimize identified third-party exposures. While some of the subsidiaries have begun this effort, a majority of the companies are expected to begin this effort in earnest in the latter half of 1999.

Effect of Inflation
-------------------
The Company's results of operations and financial condition have not been significantly affected by general inflation. The Company has reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment exists, increased selling prices. See the publications section for discussion of the impact of newsprint costs.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------

The Company had a cash-equivalent portfolio of $121.2 million on December 31, 1998, consisting of commercial paper, bank certificates of deposit and a money market fund. Early in 1999, the Company plans to reduce its portfolio by approximately $100 million for the acquisition of Great Empire Broadcasting, Inc. Therefore, a 10% change in the interest rate is not expected to have a material impact on the Company's results of operations. The Company has minimal operations outside the United States and has not entered into any foreign currency derivative instruments.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------
                             AND SUPPLEMENTARY DATA
                             ----------------------

The Registrant's Financial Statements with Report of Independent Public Auditors are presented in Exhibit 13, as provided on pages 6 through 16 of the Registrant's Annual Report, and are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            --------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------
                                      None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1999. Information about executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1999.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                -------------------------------------------------
                              OWNERS AND MANAGEMENT
                              ---------------------

The  following  chart  states  the  equity  ownership  of each  Director  of the
Registrant:

                                                                        Percent of
                             Held Office    Units Held                  Ownership
Name                  Age    Since          as of March 19. 1999(1)     *denotes  1%
----                  ---    -----          --------------------        -------------
Todd K. Adams          40    June 4, 1996            38,990                         *
Reginald A. Beene      37    June 2, 1998             1,540                         *


Paul M. Bonaiuto       48    June 8, 1993            51,120                         *
Glenn A. Bowman        42    June 2, 1998             1,250                         *
James J. Ditter        37    September 6, 1995       29,198                         *
Robert M. Dye          51    March 6, 1990          102,240                         *
James L. Forbes        66    September 4, 1996        --(3)
Richard J. Gasper      55    June 4, 1996            36,064                         *
Douglas G. Hosking     42    September 4, 1996       20,668                         *
Stephen O. Huhta       43    June 8, 1993            81,710                         *
Robert A. Kahlor       65    September 4, 1992      193,701                         *
Mark J. Keefe          39    June 4, 1996            23,630                         *
Douglas G. Kiel        50    June 4, 1991            81,998                         *
Paul E. Kritzer        56    June 5, 1990            91,590                         *
Ronald G. Kurtis       51    June 8, 1993           128,500                         *
David G. Meissner      61    June 7, 1988            -- (2)                         -- (2)
John E. Mollwitz       56    June 2, 1998            37,070                         *
Shawn P. O'Neill       34    June 2, 1998             1,652                         *
Roger D. Peirce        61    September 4, 1996        --(3)
Steven J. Smith        48    June 2, 1987           172,060                         *
Keith K. Spore         56    September 6, 1995       62,000                         *
Anthony D. Stevens     36    December 1, 1998         5,234                         *
Mark W. Sukovich       30    June 2, 1998             5,690                         *
Richard A. Williams    61    June 3, 1997           123,790                         *
Paris J. Wright        35    June 2, 1998             2,276                         *
Robert T. Zynda        27    June 2, 1998             3,132                         *

(1) A "Unit" is equivalent to beneficial interest in one (1) share of the common stock of the Registrant.

(2) Mr. Meissner owns no Units but is an officer and director of Matex Inc., which owns 2,640,000 shares of stock of the Registrant, or 9.2% of the outstanding stock. Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc. Mrs.
       Meissner also has a 33% beneficial interest in 240,000 shares of common stock of the Registrant. Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 240,000 shares of stock of the Registrant.

(3)    Under the terms of the  Trust,  non-employees  are not  permitted  to own
       Units.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 1999.

                                     PART IV
                                     -------
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                ------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)    1 and 2.

       Financial Statements and Financial Statement Schedules

       The following consolidated financial statements of the Registrant are included in Item 8:

                                                      Registrant's Annual Report
                                                      Page Number
                                                      -----------
     Consolidated Balance Sheets at
            December 31, 1998 and 1997                         8

     Consolidated Statements of Earnings
            for each of the three years in
            the period ended
            December 31, 1998                                  9

     Consolidated Statements of Cash Flows
            for each of the three years in the
            period ended December 31, 1998                     10

     Consolidated Statements of Retained
            Earnings for each of the three years
            in the period ended December 31, 1998              11

     Notes to Consolidated Financial Statements                11-16

     Financial Statement Schedules:                   Registrant's 10-K
            Consolidated schedules for each of the    Page Number
            three years in the period ended
            December 31, 1998:
            II - Valuation and qualifying accounts             23

       All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.     Exhibits

       The exhibits listed on page 27 are filed as part of this annual report.

(b)    Reports on Form 8-K.

       No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1998.

                           JOURNAL COMMUNICATIONS INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1998, 1997 and 1996


               Balance at           Additions             Deductions            Balance
               beginning            charged to            from                  at end
               of  year             earnings              allowances (a)        of year
               --------             --------              --------------        -------
Allowance
for doubtful
receivables:


        1998   $3,443,746           $3,790,236            $2,889,161         $4,344,821


        1997   $3,241,512           $3,817,193            $3,614,959         $3,443,746


        1996   $2,475,670           $4,184,527            $3,418,685         $3,241,512


Note:

(a) Accounts receivable written off, less recoveries, against the allowance.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                            JOURNAL COMMUNICATIONS INC.



                        By: /s/Steven J. Smith
                            Steven J. Smith
                            Chairman and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/Todd K. Adams                                         March 31, 1999
Todd K. Adams, Director


/s/Reginald A. Beene                                     March 31, 1999
Reginald A. Beene, Director


/s/Paul M. Bonaiuto                                      March 31, 1999
Paul M. Bonaiuto, Director & Chief Financial Officer
  (Principal Financial Officer)


                                                         March  , 1999
Glenn A. Bowman, Director


                                                         March  , 1999
James J. Ditter, Director


/s/Robert M Dye                                          March 31, 1999
Robert M. Dye, Director


                                                         March   , 1999
James L. Forbes, Director

                                                         March   , 1999
Richard J. Gasper, Director


                                                         March   , 1999
Douglas G. Hosking, Director


                                                         March   , 1999
Steven O. Huhta, Director


                                                         March   , 1999
Robert A. Kahlor, Director


                                                         March    , 1999
Mark J. Keefe, Director


/s/Douglas G. Kiel                                       March  31, 1999
Douglas G. Kiel, Director


/s/Paul E. Kritzer                                       March  31, 1999
Paul E. Kritzer, Director


                                                         March    , 1999
Ronald G. Kurtis, Director


                                                         March    , 1999
David G. Meissner, Director


/s/John E. Mollwitz                                      March  31, 1999
John E. Mollwitz, Director


/s/Shawn P. O'Neill                                      March  31, 1999
Shawn P. O'Neill, Director

                                                         March    , 1999
Roger D. Peirce, Director



/s/Steven J. Smith                                       March  31, 1999
Steven J. Smith, Director & Chief Executive Officer
  (Principal Executive Officer)


/s/Keith K. Spore                                        March  31, 1999
Keith K. Spore, Director


/s/Anthony D. Stevens                                    March  31, 1999
Anthony D. Stevens, Director


                                                         March    , 1999
Mark W. Sukovich, Director


/s/Richard A. Williams                                   March  31, 1999
Richard A. Williams, Director


/s/Paris J. Wright                                       March  31, 1999
Paris J. Wright, Director


/s/Robert T. Zynda                                       March  31, 1999
Robert T. Zynda, Director

                           JOURNAL COMMUNICATIONS INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))

Exhibits                                                         Form 10-K
--------                                                         Page Number
                                                                 -----------

(3.1)   Articles of Association of Journal  Communications
        Inc.,  as amended  (incorporated  by  reference to
        Exhibit  3.1  to  Journal   Communications  Inc.'s
        Annual  Report  on Form  10-K for the  year  ended
        December 31, 1995 [Commission File No. 0-7831]).

(3.2)   By-Laws    of    Journal    Communications    Inc.
        (incorporated by reference to Exhibit 3.1 to Journal Communications Inc.'s Current Report For
        Form 8-K dated March 5, 1996  [Commission File No.
        0-7831]).

(9.1)     The  Journal  Employees'  Stock  Trust  Agreement,
        dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 of the Annual Report on Form 10-K of Journal Communications Inc. for the fiscal year ended December 31, 1995 [Commission File No. 0-7831]).

(9.2)   Further  amendment  to Stock  Trust  Agreement  as
        approved  by   unitholders  on  October  30,  1996
        (incorporated  by  reference  to  Exhibit A to the
        Definitive   Proxy   Statement   of  the   Journal
        Employees'  Stock  Trust  included  in the Trust's
        Schedule  14A filed  October  1, 1996  [Commission
        File No. 0-7832]).

(13)    Portions of Registrant's Annual Report, filed herewith          28-40

(21)    Subsidiaries of the Registrant, filed herewith                  41

(23)    Consent of Independent Auditors, filed herewith                 42

(27)    Financial Data Schedule, filed herewith                         43-44