Form 10-Q
period 1999-03-28
JOURNAL COMMUNICATIONS INC
filed 1999-05-12
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending March 28, 1999             Commission file number    0-7831
                   --------------                                       ------
     (3 Accounting Periods)


                          JOURNAL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


           WISCONSIN                                   39-0382060
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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock Outstanding - March 28, 1999
27,446,081

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



Quarter Ended March 28, 1999                       Commission file number 0-7831
              --------------                                              ------



                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.       Financial Information

              Item 1.  Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets
                   March 28,1999 and December 31, 1998                     2

                   Consolidated Condensed Statements of Income
                   Three Periods Ended March 28, 1999 and
                   March 22, 1998                                          3

                   Consolidated Condensed Statements of Cash Flows
                   Three Periods Ended March 28, 1999 and
                   March 22, 1998                                          4

                   Notes to Consolidated Condensed
                   Financial Statements                                    5

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of  Operations      7

              Item 3.  Quantitative and Qualitative Disclosure of
                       Market Risk                                        10


 Part II.     Other Information

              Item 6.  Exhibits and Reports on Form 8-K                   11

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

                Part 1, Item 1. Financial Statements (Unaudited)
                      Consolidated Condensed Balance Sheets
                      March 28, 1999 and December 31, 1998
                             (Dollars in thousands)

ASSETS                                                          03/28/99                12/31/98
------                                                          --------                --------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                  $133,582                $131,051
     Receivables, less allowance for doubtful
       accounts of $4,578 and $4,345                              89,468                  94,823
     Inventories:
          Paper and supplies                                      12,117                  10,910
          Work in process                                          2,373                   2,339
          Finished goods                                           5,170                   6,633
                                                               ---------               ---------
                                                                  19,660                  19,882

     Prepaid expenses                                              9,501                  16,211
     Deferred income taxes                                         6,690                   6,701
                                                               ---------               ---------

         Total current assets                                    258,901                 268,668

Property and equipment, at cost, less  accumulated
     depreciation of $257,080 and $249,279                       177,711                 178,338
Goodwill                                                          59,958                  60,339
FCC licenses                                                      45,326                  45,700
Other intangibles assets                                          16,935                  13,603
Deferred charges and other assets                                 13,029                  17,500
                                                               ---------               ---------

         Total assets                                           $571,860                $584,148
                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $ 45,622                $ 47,850
     Taxes on income                                               7,284                   5,761
     Accrued compensation                                         20,522                  24,137
     Deferred revenue                                             15,941                  16,092
     Accrued employee benefits                                    26,431                  25,557
     Other current liabilities                                    10,794                  11,456
     Current portion of long-term obligations                      1,423                   1,798
                                                               ---------               ---------

         Total current liabilities                               128,017                 132,651

 Long-term obligations                                             1,898                   1,643
 Deferred income taxes                                             1,970                   1,970
 Stockholders' equity:
      Common stock - authorized and issued
      28,800,000 ($0.125 par value)                                3,600                   3,600
      Retained earnings                                          470,593                 463,110
      Treasury stock, at  cost                                   (34,218)                (18,826)
                                                               ---------               ---------
         Total stockholders' equity                              439,975                 447,884
                                                               ---------               ---------

         Total liabilities and stockholders' equity             $571,860                $584,148
                                                               =========               =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)


                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)

                                                                            Three Periods Ended
                                                                            -------------------
                                                                      03/28/99               03/22/98
                                                                      --------               --------
                                                                    (Unaudited)             (Unaudited)

Net sales                                                        $     165,557              $    154,820
                                                                 -------------              ------------

Operating costs and expenses:
     Cost of sales                                                      88,945                    88,665
     Selling/administrative expenses                                    53,058                    50,748
                                                                 -------------              ------------
                                                                       142,003                   139,413
                                                                 -------------              ------------

Operating earnings                                                      23,554                    15,407

     Dividend and interest income, net                                   1,856                     1,411
     Gain on sale of assets                                                 45                        13
                                                                 -------------              ------------

Earnings before income taxes                                            25,455                    16,831

Provision for income taxes                                              10,451                     6,852
                                                                 -------------              ------------

Net income                                                       $      15,004              $      9,979
                                                                 =============              ============

Weighted average number of common
     shares outstanding                                             27,578,515                27,814,108
                                                                 =============              ============

Earnings per share                                               $        0.54              $       0.36
                                                                 =============              ============

Cash dividend per share                                          $        0.28              $      0.275
                                                                 =============              ============







     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                           Three Periods Ended
                                                                           -------------------
                                                                        03/28/99         03/22/98
                                                                        --------         --------
                                                                      (Unaudited)       (Unaudited)

Cash flow from operating activities:
     Net earnings                                                      $  15,004       $    9,979
     Adjustments to net earnings for
       non-cash items:
       Depreciation and amortization                                       9,394            9,440
       Net gain from sales of assets                                         (45)             (13)
       Change in:
          Accounts receivable                                              5,071            5,479
          Inventories                                                         79            1,245
          Accounts payable                                                   354           (6,110)
          Other current assets and liabilities                             3,518           (5,657)
                                                                       ---------       ----------

       Net cash provided by operating activities                          33,375       $   14,363
                                                                       ---------       ----------

Cash flow from investing activities:
       Proceeds from sale of assets                                            1               13
       Property and equipment expenditures                                (7,872)          (8,684)
       Assets of business acquired                                          (188)          (6,194)
       Other-net                                                             89              (973)
                                                                       ---------       ----------

       Net cash used by investing activities                              (7,970)         (15,838)
                                                                       ---------       ----------

Cash flow from financing activities:
       Net increase (decrease) in long-term obligations                     (342)             172
       Net (purchases)/sales of treasury stock                           (14,804)          15,185
       Cash dividends                                                     (7,728)          (7,844)
                                                                       ---------       ----------

Net cash provided/(used) by financing activities                         (22,874)           7,513
                                                                       ---------       ----------

Net increase in cash and cash equivalents                                  2,531            6,038

Cash and cash equivalents
       Beginning of year                                                 131,051          111,002
                                                                       ---------       ----------
       March 28, 1999, and March 22, 1998                              $ 133,582       $  117,040
                                                                       =========       ==========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
                        (Unaudited, Dollars in thousands)

1.     Basis of Presentation

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the December 31, 1998 balance sheet have been restated to conform to classifications made in the March 28, 1999 balance sheet. Operating results for the three periods ended March 28, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1998.

2.     Accounting Periods

       The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statement at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.     Segment Information

                                                    Three Periods Ended
                                                    -------------------
                                             03/28/99              03/22/98
                                             --------              ---------
                                           (Unaudited)            (Unaudited)
     Revenues by segment
     Publications                          $   74,158             $   67,255
     Broadcast                                 23,346                 20,734
     Printing                                  42,449                 48,075
     Telecommunications                        23,174                 16,254
     Direct Marketing                           3,173                  2,883
     Corporate and eliminations                  (743)                  (381)
                                           ----------             ----------

                                           $  165,557             $  154,820
                                           ==========             ==========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
                        (Unaudited, Dollars in thousands)

                                                                             Three Periods Ended
                                                                             -------------------
                                                                      03/28/99                03/22/98
                                                                      --------                --------
                                                                    (Unaudited)              (Unaudited)

     Earnings (losses) before income taxes by segment
     Publications                                                     $    9,598               $   8,246
     Broadcast                                                             4,985                   3,649
     Printing                                                              1,142                  (1,017)
     Telecommunications                                                    7,760                   4,157
     Direct Marketing                                                        110                      65
     Corporate and eliminations                                                5                     320

     Net interest and dividends                                            1,855                   1,411
                                                                      ----------               ---------

                                                                      $   25,455               $  16,831
                                                                      ==========               =========




                                                                             Three Periods Ended
                                                                             -------------------
                                                                      03/28/99                12/31/98
                                                                      --------                --------
                                                                    (Unaudited)              (Unaudited)
     Total assets by segment
     Publications                                                     $  119,009               $ 120,949
     Broadcast                                                           125,196                 127,598
     Printing                                                            101,521                 108,900
     Telecommunications                                                   63,222                  61,849
     Direct Marketing                                                     15,436                  15,292
     Corporate and eliminations                                          147,476                 149,560
                                                                      ----------               ---------

                                                                      $  571,860               $ 584,148
                                                                      ==========               =========


4.     Comprehensive Income

       Total comprehensive income was $14,621 for the three periods ended March 28, 1999, and $9,849 for the three periods ended March 22, 1998.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations

During the first quarter, consolidated net earnings were up 50.4% over a year ago to $15 million. These results came on first quarter revenue of $165.6 million, up 6.9%.

Retail advertising and shared and solo mail drove a 21.4% increase in pre-tax earnings at Journal Sentinel Inc. to $10.8 million, on sales of $57.7 million, up 9.4%. The increase in retail revenue offset a softening in classified employment advertising, compared to last year. Newsprint costs were about $470,000 below 1998's first quarter costs and are expected to be below last year for the remainder of 1999. Journal Sentinel also got a boost this year by the extra six days in the first quarter, compared with 1998, because that included an additional Sunday newspaper in Milwaukee.

Our other publishing operation, Add Inc., had a first quarter revenue increase of 11.4% to $24.3 million, but pre-tax earnings dropped from $502,000 last year to $68,000 in 1999. Much of the earnings shortfall was due to losses at two Florida operations, Clay Today in Orange Park and the Jacksonville shopper, as we invested in turnaround plans at both publications.

At Journal Broadcast Group Inc., pre-tax earnings grew 36.6% to $5 million, on sales of $23.3 million, up 12.6%. Earnings growth was particularly impressive at WTMJ-TV in Milwaukee and at the radio operations in Omaha and Tucson.

Norlight Telecommunications Inc. continued its impressive growth, with a pre-tax earnings increase from $4.2 million in 1998 to $7.8 million in 1999's first quarter, an 86.7% increase. Revenue was up 42.6% to $23.2 million. Carrier results have been particularly strong and should continue through the second quarter. The expansion of the fiber network into Michigan and Indiana should be completed by the end of 1999.

A dramatic turnaround was reported at IPC Communication Services with first quarter pre-tax earnings of $234,000, compared to a loss of $2.5 million last year. Revenue in 1999 was $22.4 million, down 19.5% due to the closure last year of the unsuccessful northern California plant.

At NorthStar Print Group Inc., the pre-tax loss was $338,000, after last year's first quarter positive results of $329,000. Bookings at Milwaukee were strong, but Norway / Watertown continued with year-to-date volume behind last year as a result of the economic turmoil in Brazil. Label Products & Design was working to gain back lost accounts in the face of aggressive pricing by competitors.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


PrimeNet Marketing Services had pre-tax earnings growth of 68.4% to $110,000 for the first quarter on sales of $3.2 million, up 10%.

Cash generated from operations during the first quarter was a strong $33.4 million. Capital expenditures in the first quarter were $7.9 million, while $7.7 million was paid out in quarterly dividends to unitholders, and $14.8 million was used to repurchase treasury stock that should quickly be resold to employees.

Total assets have decreased $12 million from December 31, 1998, to $572 million, while stockholders' equity is $440 million.

YEAR 2000 ISSUES

Project Overview
Journal Communications initiated an enterprise-wide effort in 1997 to address the issues related to the ability of computer programs and embedded technology to properly distinguish between years beginning with "20" and "19".
The project plan includes six phases:
1. An awareness phase, to educate and prepare staff at all levels for the effort required to complete the project;
2. A planning phase, during which a comprehensive inventory of all technology is completed, assessed for risk, investigated for known compliance, vendors and suppliers surveyed, and strategies for upgrade or replacement of non-compliant systems planned;
3. A remediation phase, during which corrective actions planned in the prior phase are completed;
4. A testing phase, during which both corrected systems and those believed to be compliant are verified for correct handling of the year calculations;
5. An implementation phase, which includes placing into production those systems that passed tests successfully, and
6. A contingency planning phase, which includes planning for individual system issues as well as each company's planning for Year 2000 related issues outside of their control.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


Current Status of the Year 2000 Project

The awareness phase is a continuing effort that has been underway since 1997. The inventory is substantially complete including an assessment of the risk associated with each item and vendor. The noted exception is new acquisitions, for which an inventory and assessment effort is in the planning phase. Vendor surveys have been sent to approximately 90% of the critical suppliers of the Company, and a majority of the responses have been received. Through these efforts and those of a consultant contracted in 1998 to assist with the planning phase, the compliance status of over 90% of the inventoried technology is known. As a result, corrective action for over 3/4 of the Company's technology impacted by the Year 2000 has been planned.

Corrective actions were complete for a majority of the critical systems of the Company by December 31, 1998. These included systems impacting the delivery of goods or services, safety, or revenues of the Company. The Company plans to replace or upgrade all critical, date-impacted technology by September 1, 1999. Non-critical systems are generally in the planning phase. In both cases, the Company plans to use both internal and external resources to make the needed corrections to software and embedded technologies.

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

The Company plans to complete all phases of its Year 2000 project on time based upon the results to date and certain assumptions of future events including the continued availability of resources, suppliers meeting their commitments to deliver needed upgrades or replacements, and other factors. However, actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel needed to complete the project, the ability to locate and correct all impacted technology, and similar uncertainties.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

              Management's Discussion and Analysis of Consolidated
                  Financial Condition and Results of Operations


Costs Associated with the Year 2000 Project

Based upon presently available information, the Company has estimated that the operating costs associated with the Year 2000 project to date have been $2.3 million. This includes the cost of third-party resources used to assist in the assessment of technology at each of the subsidiaries and an estimate of the internal labor costs associated with the project.

The total estimated capital costs, much of which would have been incurred regardless of Year 2000 issues, were $5.9 million through the end of 1998. The Company estimates capital costs for 1999 and through the completion of the project to be $1.2 million. Labor and other operating costs associated with the project are estimated at $2.7 million for the same period. At this time, the Company does not anticipate delaying any major information systems projects due the Year 2000 project.

Risks Associated with Year 2000

The Year 2000 is a complex and significant project and, accordingly, contains the risk of underestimating the tasks, resources, and costs associated with its successful completion. The risk of not finding a material Year 2000 problem that may impact normal business activities or operations also exists. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Through the efforts of the Year 2000 project, the Company is making every effort to reduce the level of uncertainty about the Year 2000 problem and, through its contingency planning efforts, mitigate the associated risks.

Contingency Plans

Each of the operating companies is expected to complete contingency planning at the system and company level. In part, the contingency plan's goal is to attempt to minimize identified third-party exposures. While some of the subsidiaries have begun this effort, a majority of the companies are expected to begin this effort in earnest in the second quarter of 1999.

         Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the reported market risks since 12/31/98.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 28, 1999                   Commission file number 0-7831
                  --------------                                          ------
     (3 Accounting Periods)

                           Part II. Other Information

                    Item 6 - Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three accounting periods ended March 28, 1999.


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     JOURNAL COMMUNICATIONS, INC.
                                     Registrant




Date       May 11, 1999              /s/Steven J. Smith
                                     Steven J. Smith, Chairman and Chief
                                     Executive Officer




Date       May 11, 1999              /s/Paul M.Bonaiuto
                                     Paul M. Bonaiuto, Executive Vice President
                                     And Chief Financial Officer