Form 10-Q
period 1999-06-20
JOURNAL COMMUNICATIONS INC
filed 1999-08-03
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending June 20, 1999              Commission file number    0-7831
                   -------------                                        ------
     (6 Accounting Periods)


                          JOURNAL COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)


           WISCONSIN                                           39-0382060
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


P.O. Box 661,     333 W. State St.,                  Milwaukee, Wisconsin 53203
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



                                  414-224-2728
              (Registrant's telephone number, including area code)





              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock Outstanding - June 20, 1999
27,320,852

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



Quarter Ended June 20, 1999                        Commission file number 0-7831



                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.       Financial Information

              Item 1.      Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets
                   June 20,1999 and December 31, 1998                      2

                   Consolidated Condensed Statements of Income
                   Six Periods Ended June 20, 1999 and
                   June 14, 1998                                           3

                   Consolidated Condensed Statements of Cash Flows
                   Six Periods Ended June 20, 1999 and
                   June 14, 1998                                           4

                   Notes to Consolidated Condensed
                   Financial Statements                                    5

              Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of  Operations     7

              Item 3.   Quantitative and Qualitative Disclosure of
                        Market Risk                                        11


 Part II.     Other Information

              Item 6.   Exhibits and Reports on Form 8-K                   12

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

                Part 1, Item 1. Financial Statements (Unaudited)
                      Consolidated Condensed Balance Sheets
                       June 20, 1999 and December 31, 1998
                             (Dollars in thousands)

ASSETS                                                           06/20/99                12/31/98
                                                                ---------               ---------
                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                  $  23,691               $ 131,051
     Receivables, less allowance for doubtful
       accounts of $5,229 and $4,345                              104,249                  94,823
     Inventories:
          Paper and supplies                                       11,634                  10,910
          Work in process                                           2,802                   2,339
          Finished goods                                            4,051                   6,633
                                                                ---------               ---------
                                                                   18,487                  19,882

     Prepaid expenses                                               7,012                  16,211
     Deferred income taxes                                          6,701                   6,701
                                                                ---------               ---------

         Total current assets                                     160,140                 268,668

Property and equipment, at cost, less  accumulated
     depreciation of $272,388 and $249,279                        189,010                 178,338
Goodwill                                                           84,239                  60,339
FCC licenses                                                      109,092                  45,700
Other intangibles assets                                           22,402                  13,603
Deferred charges and other assets                                  12,875                  17,500
                                                                ---------               ---------

         Total assets                                            $577,758               $ 584,148
                                                                =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  41,013               $  47,850
     Taxes on income                                                  490                   5,761
     Accrued compensation                                          23,971                  24,137
     Deferred revenue                                              17,959                  16,092
     Accrued employee benefits                                     28,011                  25,557
     Other current liabilities                                     10,967                  11,456
     Current portion of long-term obligations                       1,517                   1,798
                                                                ---------               ---------

         Total current liabilities                                123,928                 132,651

 Long-term obligations                                              5,588                   1,643
 Deferred income taxes                                              1,070                   1,970
 Stockholders' equity:
      Common stock - authorized and issued
      28,800,000 ($0.125 par value)                                 3,600                   3,600
      Retained earnings                                           482,380                 463,110
      Treasury stock, at cost                                     (38,808)                (18,826)
                                                                ---------               ---------

             Total stockholders' equity                           447,172                 447,884
                                                                ---------               ---------

             Total liabilities and stockholders' equity         $ 577,758               $ 584,148
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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)


                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)


                                                         Three Periods Ended                  Six Periods Ended
                                                         -------------------                  -----------------
                                                      06/20/99          06/14/98         06/20/99         06/14/98
                                                      --------          --------         --------         --------
                                                     (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)

Net sales                                            $  174,940        $  170,339       $  340,497       $  325,159
                                                     ----------        ----------       ----------       ----------

Operating costs and expenses:
         Cost of sales                                   90,539            90,623          179,484          179,288
         Selling/administrative expenses                 55,307            53,792          108,365          104,540
                                                     ----------        ----------       ----------       ----------
                                                        145,846           144,415          287,849          283,828
                                                     ----------        ----------       ----------       ----------

Operating earnings                                       29,094            25,924           52,648           41,331

     Dividend and interest income, net                    1,650             1,516            3,506            2,927
     Gain on sale of assets                                  41               170               86              183
                                                     ----------        ----------       ----------       ----------

Earnings before income taxes                             30,785            27,610           56,240           44,441

Provision for income taxes                               12,595            11,448           23,046           18,300
                                                     ----------        ----------       ----------       ----------

Net income                                           $   18,190        $   16,162       $   33,194       $   26,141
                                                     ==========        ==========       ==========       ==========

Weighted average number of common
         shares outstanding                          27,405,699        28,295,198       27,493,623       28,059,026
                                                     ==========        ==========       ==========       ==========

Earnings per share                                   $     0.66        $     0.57       $     1.21       $     0.93
                                                     ==========        ==========       ==========       ==========

Cash dividend per share                              $     0.28        $    0.275       $     0.56       $     0.55
                                                     ==========        ==========       ==========       ==========




     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Six Periods Ended
                                                                              -----------------
                                                                       06/20/99             06/14/98
                                                                       --------             --------
                                                                      (Unaudited)          (Unaudited)
Cash flow from operating activities:
     Net earnings                                                     $   33,194           $   26,141
     Adjustments to net earnings for
       non-cash items:
       Depreciation and amortization                                      20,678               19,927
       Net gain from sales of assets                                         (86)               (183)
       Change in:
          Accounts receivable                                             (6,430)              (7,194)
          Inventories                                                      1,205                1,614
          Accounts payable                                                (4,570)              (9,469)
          Other current assets and liabilities                             4,839              (11,120)
                                                                      ----------           ----------

       Net cash provided by operating activities                          48,830           $   19,716
                                                                      ----------           ----------

Cash flow from investing activities:
       Proceeds from sale of assets                                          167                  389
       Property and equipment expenditures                               (22,152)             (18,995)
       Assets of business acquired                                       (99,362)             (18,636)
       Other-net                                                            (604)                (878)
                                                                      ----------           ----------

       Net cash used by investing activities                            (121,951)             (38,120)
                                                                      ----------           ----------

Cash flow from financing activities:
       Net decrease in long-term obligations                                (740)                (323)
       Net (purchases)/sales of treasury stock                           (18,052)              11,083
       Cash dividends                                                    (15,447)             (15,624)
                                                                      ----------           ----------

       Net cash used by financing activities                             (34,239)              (4,864)
                                                                      ----------           ----------

Net decrease in cash and cash equivalents                               (107,360)             (23,268)

Cash and cash equivalents
       Beginning of year                                                 131,051              111,002
                                                                      ----------           ----------
       June 20, 1999, and June 14, 1998                               $   23,691           $   87,734
                                                                      ==========           ==========

     See accompanying notes to consolidated condensed financial statements.


                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
                        (Unaudited, Dollars in thousands)

1.       Basis of Presentation
         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the 1999 presentation. Operating results for the six periods ended June 20, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1998.

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

3.       Segment Information

                                               Three Periods Ended                     Six Periods Ended
                                               -------------------                     -----------------
                                            06/20/99       06/14/98                 06/20/99       06/14/98
                                            --------       --------                 --------       --------
                                           (Unaudited)    (Unaudited)             (Unaudited)     (Unaudited)
         Revenues by segment
         Publications                      $   66,506     $   66,407              $  140,664      $  133,662
         Broadcast                             28,113         27,357                  51,459          48,091
         Printing                              55,307         55,604                  97,756         103,679
         Telecommunications                    22,827         18,173                  46,001          34,427
         Direct Marketing                       2,639          3,232                   5,812           6,115
         Corporate and eliminations              (452)          (434)                 (1,195)           (815)
                                           ----------     ----------              ----------      ----------

                                           $  174,940     $  170,339              $  340,497      $  325,159
                                           ==========     ==========              ==========      ==========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
                        (Unaudited, Dollars in thousands)


                                                          Three Periods Ended                   Six Periods Ended
                                                          -------------------                   -----------------
                                                        06/20/99        06/14/98             06/20/99      06/14/98
                                                        --------        --------             --------      --------
                                                      (Unaudited)     (Unaudited)          (Unaudited)   (Unaudited)
Earnings (losses) before income taxes by segment
Publications                                           $  11,411       $  12,292            $  21,009     $  20,538
Broadcast                                                  8,104           8,767               13,089        12,416
Printing                                                   3,285             503                4,427          (514)
Telecommunications                                         6,698           4,941               14,458         9,098
Direct Marketing                                            (348)            238                 (238)          303
Corporate and eliminations                                   (15)           (647)                 (11)         (327)

Net interest and dividends                                 1,650           1,516                3,506         2,927
                                                       ---------       ---------            ---------     ---------

                                                       $  30,785       $  27,610            $  56,240     $  44,441
                                                       =========       =========            =========     =========


                                                        06/20/99        12/31/98
                                                        --------        --------
                                                      (Unaudited)
Total assets by segment
Publications                                           $ 120,368       $ 120,949
Broadcast                                                231,415         127,598
Printing                                                 101,292         108,900
Telecommunications                                        69,050          61,849
Direct Marketing                                          14,504          15,292
Corporate and eliminations                                41,129         149,560
                                                       ---------       ---------

                                                       $ 577,758       $ 584,148
                                                       =========       =========


4.       Comprehensive Income
         Total comprehensive income was $18,165 and $32,786 for the three and six periods ended June 20, 1999, and $16,365 and $26,214 for the three and six periods ended June 14, 1998.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations

After two quarters of 1999, consolidated net earnings were $33.2 million, up 27% over a year ago. Revenue was up 4.7%, to $340.5 million.

At Journal Sentinel Inc., revenue was up 4.7% to $113.1 million with pre-tax earnings up 9.2% to $21.9 million. The growth came in retail run-of-press and preprinted advertising, as well as shared and solo mail. There continued to be a decline in classified advertising, which was below last year. However, newsprint prices have decreased from last year, resulting in a cost savings.

Journal Broadcast Group reported sales of $51.5 million, up 7%, and pre-tax earnings of $13.1 million, up 5.4%. Radio station formats launched last year are now producing results in Omaha and Tucson. In Omaha, year-to-date pre-tax earnings were $887,000, up $775,000 over last year. In Tucson, which had a pre-tax loss of $202,000 in 1998, the pre-tax earnings this year were $789,000. WTMJ-TV in Milwaukee increased both revenue and pretax earnings while controlling costs, and WSYM-TV in Lansing, Mich., showed an 18.2% revenue gain, accompanied by a strong earnings increase. KTNV-TV in Las Vegas, Nev., was behind last year's performance as the market grew more slowly than expected and our share of the market declined, particularly in automotive and casino advertising. The Boise, Idaho, radio operation had a year-to-date pre-tax loss of $529,000. The Knoxville, Tenn., stations had a 26.3% revenue gain over last year, but still had a pre-tax loss of $181,000 year-to-date.

The acquisition of Great Empire Broadcasting Inc., with 13 radio stations, was completed in the last week of the quarter.

Norlight Telecommunications Inc. had year-to-date pre-tax earnings of $14.5 million, as revenue climbed 33.6% to $46 million. The expansion of the fiber network into Michigan and Indiana should be completed by the end of 1999.

Add Inc. had a revenue increase of 5.5% to $50.8 million, but pre-tax earnings slipped from $2.8 million a year ago to $2 million. The Louisiana and Vermont operations improved, as did the Ohio printing plant, but the Florida publications continued to struggle and the Wisconsin operations were flat. In the Appleton, Wis., area, our investment in the startup of the Fox Cities Newspapers in mid-July should begin to produce results in the third quarter.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

NorthStar Print Group Inc. also had a revenue increase, 4.5% to $27.1 million, but a decline in pre-tax earnings from $634,000 last year to $371,000. The Milwaukee plant is having a strong year, but the Norway-Watertown operation had earnings slip from $405,000 in 1998 to $36,000 in 1999.

Label Products & Design in Green Bay, Wis., operated year-to-date at a small pre-tax loss, $31,000, a significant decline compared to the same period in 1998. LP&D is focused on improving its sales.

As expected with the closure of the northern California operation, IPC Communication Services had lower sales, down 14.2% to $47.4 million. However, there were solid revenue gains in both the Eastern Region and southern California. Worldwide pre-tax earnings improved to $1.1 million, following a $3.5 million loss last year.

Sales were off 4.9% at PrimeNet Marketing Services, primarily in the automotive category at Clearwater, Fla. Anticipated new business has not materialized. The year-to-date pre-tax loss for PrimeNet was $238,000.

Cash generated from operations during the first two quarters was $48.8 million. Cash paid for acquisitions totaled $99.4 million over the first two quarters, while capital expenditures were $22.2 million. $15.4 million was paid out in quarterly dividends to unitholders, and $18.1 million was used to repurchase treasury stock for resale to employees.

In April 1999, Journal Broadcast Group announced an agreement to acquire KMIR-TV in Palm Desert, California. Pending approval of the FCC, the Company expects to complete the acquisition in early August 1999. The cash purchase price will be approximately $30 million. Upon completion of this transaction, it will be necessary for the Company to utilize its unsecured short-term line of credit for a limited period of time.

Total assets have decreased $6.4 million from December 31, 1998, to $577.8 million, while stockholders' equity is $447.2 million.

YEAR 2000 ISSUES

Project Overview

Journal Communications initiated an enterprise-wide effort in 1997 to address the issues related to the ability of computer programs and embedded technology to properly distinguish between years beginning with "20" and "19".
The project plan includes six phases:

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

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

Current Status of the Year 2000 Project

The awareness phase is a continuing effort that has been underway since 1997. The inventory is substantially complete including an assessment of the risk associated with each item and vendor. The noted exception is new acquisitions, for which an inventory and assessment effort is in the planning phase. Vendor surveys have been sent to approximately 90% of the critical suppliers of the Company, and a majority of the responses have been received. Through these efforts and those of a consultant contracted in 1998 to assist with the planning phase, the compliance status of over 90% of the inventoried technology is known. As a result, corrective action for over 80% of the Company's technology impacted by the Year 2000 has been planned.

Corrective actions were complete for a majority of the critical systems of the Company by December 31, 1998. These included systems impacting the delivery of goods or services, safety, or revenues of the Company. The Company plans to replace or upgrade all critical, date-impacted technology by September 1, 1999. Non-critical systems are generally in the assessment phase. In both cases, the Company plans to use both internal and external resources to make the needed corrections to software and embedded technologies.

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Each of the operating companies is expected to complete contingency planning at the system and company level. In part, the contingency plan's goal is to attempt to minimize identified third-party exposures. With the assistance of consultants contracted to facilitate, all subsidiaries have begun this effort. A progress report on each subsidiary's contingency planning efforts is expected in the third quarter of 1999.

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

The total estimated capital costs, much of which would have been incurred regardless of Year 2000 issues, were $5.9 million through the end of 1998. The Company estimates capital costs for 1999 and through the completion of the project to be $1.2 million. Labor and other operating costs associated with the project are estimated at $2.8 million for the same period. At this time, the Company does not anticipate delaying any major information systems projects due the Year 2000 project.

Risks Associated with Year 2000

The Year 2000 is a complex and significant project and, accordingly, contains the risk of underestimating the tasks, resources, and costs associated with its successful completion. The risk of not finding a material Year 2000 problem that may impact normal business activities or operations also exists.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 20, 1999                    Commission file number 0-7831
     (6 Accounting Periods)

                           Part II. Other Information

                    Item 6 - Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K. On June 30, 1999, a report on Form 8-K was filed for the acquisition of the issued and outstanding capital stock of Great Empire Broadcasting, Inc. ("GEB"), a Kansas corporation, pursuant to a Stock Purchase Agreement dated August 24, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           JOURNAL COMMUNICATIONS, INC.
                                           Registrant




Date       August 2, 1999                  /s/Steven J. Smith
                                           Steven J. Smith, Chairman and Chief
                                           Executive Officer




Date       August 2, 1999                  /s/Paul M. Bonaiuto
                                           Paul M. Bonaiuto, Executive Vice
                                           President And Chief Financial Officer