Form 10-Q
period 1999-10-10
JOURNAL COMMUNICATIONS INC
filed 1999-11-22
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending October 10, 1999                Commission file number 0-7831
                   ----------------                                       ------
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Number of shares of Common Stock Outstanding - October 10, 1999
27,156,322
----------

                               FORM 10-Q
                     JOURNAL COMMUNICATIONS, INC.


Quarter Ended October 10, 1999                    Commission file number 0-7831
              ----------------                                           ------


                                 INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

          Item 1.   Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
               October 10,1999 and December 31, 1998                      2

               Consolidated Condensed Statements of Income
               Ten Periods Ended October 10, 1999 and
               October 4, 1998                                            3

               Consolidated Condensed Statements of Cash Flows
               Ten Periods Ended October 10, 1999 and
               October 4, 1998                                            4

               Notes to Consolidated Condensed                            5
               Financial Statements

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of  Operations        7

          Item 3.   Quantitative and Qualitative Disclosure of
                    Market Risk                                          10


 Part II. Other Information

          Item 6.   Exhibits and Reports on Form 8-K                     11

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

                Part 1, Item 1. Financial Statements (Unaudited)
                      Consolidated Condensed Balance Sheets
                     October 10, 1999 and December 31, 1998
                             (Dollars in thousands)

ASSETS                                                   10/10/99    12/31/98
------                                                   --------    --------
                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                           $  5,380    $131,051
     Receivables, less allowance for doubtful
       accounts of $5,318 and $4,345                      110,354      94,823
     Inventories:
         Paper and supplies                                10,324      10,910
         Work in process                                    2,998       2,339
         Finished goods                                     5,107       6,633
                                                         --------    --------
                                                           18,429      19,882

     Prepaid expenses                                       8,558      16,211
     Deferred income taxes                                  6,701       6,701
                                                         --------    --------

         Total current assets                             149,422     268,668

Property and equipment, at cost, less  accumulated
     depreciation of $282,697 and $249,279                204,911     178,338
Goodwill                                                   93,508      60,339
FCC licenses                                              125,774      45,700
Other intangibles assets                                   21,431      13,603
Deferred charges and other assets                          13,025      17,500
                                                         --------    --------

         Total assets                                    $608,071    $584,148
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Notes payable to bank                               $ 10,570    $      0
     Accounts payable                                      45,969      47,850
     Taxes on income                                        1,785       5,761
     Accrued compensation                                  25,746      24,137
     Deferred revenue                                      21,257      16,092
     Accrued employee benefits                             29,152      25,557
     Other current liabilities                             10,843      11,456
     Current portion of long-term obligations               1,775       1,798
                                                         --------    --------

         Total current liabilities                        147,097     132,651

 Long-term obligations                                      5,494       1,643
 Deferred income taxes                                      1,070       1,970
 Stockholders' equity:
      Common stock - authorized and issued
      28,800,000 ($0.125 par value)                         3,600       3,600
      Retained earnings                                   495,308     463,110
      Treasury stock, at cost                             (44,498)    (18,826)
                                                         --------    --------

         Total stockholders' equity                       454,410     447,884
                                                         --------    --------

         Total liabilities and stockholders' equity      $608,071    $584,148
                                                         ========    ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  -----------------                                       ------
     (10 Accounting Periods)


                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)

                                                               Four Periods Ended                Ten Periods Ended
                                                               ------------------                -----------------
                                                          10/10/99          10/04/98          10/10/99         10/04/98
                                                          --------          --------          --------         --------
                                                         (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
Net sales                                                $  233,269        $  226,968        $  573,766       $  552,127
                                                         ----------        ----------        ----------       ----------

Operating costs and expenses:
         Cost of sales                                      121,117           123,784           300,601          303,072
         Selling/administrative expenses                     79,064            74,413           187,429          178,848
                                                         ----------        ----------        ----------       ----------
                                                            200,181           198,197           488,030          481,920
                                                         ----------        ----------        ----------       ----------

Operating earnings                                           33,088            28,771            85,736           70,207

     Dividend and interest income, net                          418             1,961             3,924            4,888
     Loss on sale of assets                                    (375)             (610)             (289)            (532)
                                                         ----------        ----------        ----------       ----------

Earnings before income taxes                                 33,131            30,122            89,371           74,563

Provision for income taxes                                   13,571            12,563            36,617           30,863
                                                         ----------        ----------        ----------       ----------

Net income                                               $   19,560        $   17,559        $   52,754       $   43,700
                                                         ==========        ==========        ==========       ==========

Weighted average number of common
         shares outstanding                              27,272,082        28,114,861        27,405,946       28,081,602
                                                         ==========        ==========        ==========       ==========

Earnings per share                                       $     0.72        $     0.62        $     1.92       $     1.56
                                                         ==========        ==========        ==========       ==========

Cash dividend per share                                  $     0.28        $    0.275        $     0.84       $    0.825
                                                         ==========        ==========        ==========       ==========


See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  -----------------                                      ------
     (10 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                           Ten Periods Ended
                                                           -----------------
                                                         10/10/99    10/04/98
                                                         --------    --------
                                                       (Unaudited)  (Unaudited)

Cash flow from operating activities:
     Net earnings                                        $ 52,754    $ 43,700
     Adjustments to net earnings for
       non-cash items:
       Depreciation and amortization                       34,355      32,992
       Net loss from sales of assets                          289         532
       Change in:
          Accounts receivable                             (13,094)     (5,474)
          Inventories                                       1,304       1,478
          Accounts payable                                  1,293      (5,111)
          Other current assets and liabilities              9,063      (5,250)
                                                         --------    --------

       Net cash provided by operating activities           85,964      62,867
                                                         --------    --------

Cash flow from investing activities:
       Proceeds from sale of assets                           220         224
       Property and equipment expenditures                (46,146)    (32,119)
       Assets of businesses acquired                     (127,784)    (40,415)
       Other-net                                           (1,872)     (3,572)
                                                         --------    --------

       Net cash used by investing activities             (175,582)    (75,882)
                                                         --------    --------

Cash flow from financing activities:
       Net increase in short-term borrowing                10,570           0
       Net (decrease)/increase in long-term obligations      (723)        800
       Net (purchases)/sales of treasury stock            (22,813)      4,932
       Cash dividends                                     (23,087)    (23,339)
                                                         --------    --------

       Net cash used by financing activities              (36,053)    (17,607)
                                                         --------    --------

Net decrease in cash and cash equivalents                (125,671)    (30,622)

Cash and cash equivalents
       Beginning of year                                  131,051     111,002
                                                         --------    --------
       October 10, 1999, and October 4, 1998             $  5,380    $ 80,380
                                                         ========    ========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                        (Unaudited, Dollars in thousands)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the 1999 presentation. Operating results for the ten periods ended October 10, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1998.

2.   Accounting Periods
     ------------------
     The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statement at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.   Segment Information
     -------------------
                                   Four Periods Ended        Ten Periods Ended
                                   ------------------        -----------------
                                  10/10/99    10/04/98     10/10/99   10/04/98
                                  --------    --------     --------   --------
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     Revenues by segment
     -------------------
     Publications                 $ 90,941    $ 90,291     $231,605   $223,953
     Broadcast                      44,110      35,036       95,569     83,127
     Printing                       64,740      72,341      162,496    176,020
     Telecommunications             31,047      25,610       77,048     60,037
     Direct Marketing                3,443       4,305        9,255     10,420
     Corporate and eliminations     (1,012)       (615)      (2,207)    (1,430)
                                  --------    --------     --------   --------

                                  $233,269    $226,968     $573,766   $552,127
                                  ========    ========     ========   ========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                Commission file number 0-7831
                  ----------------                                       ------
     (10 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                        (Unaudited, Dollars in thousands)


                                   Four Periods Ended        Ten Periods Ended
                                   ------------------        -----------------
                                  10/10/99    10/04/98     10/10/99   10/04/98
                                  --------    --------     --------   --------
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Earnings (losses) before
------------------------
income taxes by segment
-----------------------
Publications                      $ 12,626    $ 12,537     $ 33,635   $ 33,075
Broadcast                            8,146       9,454       21,235     21,870
Printing                             2,736         504        7,163        (10)
Telecommunications                   9,825       7,572       24,283     16,670
Direct Marketing                      (901)         83       (1,139)       386
Corporate and eliminations             281      (1,989)         270     (2,316)

Net interest and dividends             418       1,961        3,924      4,888
                                  --------    --------     --------   --------

                                  $ 33,131    $ 30,122     $ 89,371   $ 74,563
                                  ========    ========     ========   ========



                                  10/10/99    12/31/98
                                  --------    --------
                                 (Unaudited)

Total assets by segment
Publications                      $125,602    $120,949
Broadcast                          261,758     127,598
Printing                            99,651     108,900
Telecommunications                  81,085      61,849
Direct Marketing                    14,687      15,292
Corporate and eliminations          25,288     149,560
                                  --------    --------

                                  $608,071    $584,148
                                  ========    ========


4.   Comprehensive Income
     --------------------
     Total comprehensive income was $19,637 and $52,423 for the four and ten periods ended October 10, 1999, and $17,686 and $43,900 for the four and ten periods ended October 4, 1998.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Results of Operations
---------------------

After three quarters of the year (10 of the 13 four-week business periods), consolidated net earnings were $52.8 million, up 20.7% over a year ago. Consolidated revenue was $573.8 million, up a modest 3.9%.

Norlight Telecommunications, Inc. had year-to-date pre-tax earnings of $24.3 million, up 45.7%, on a 28.3% revenue increase to $77.0 million. Part of the network build into Michigan was brought into service early in the fourth quarter. The rest of the Michigan network should be up by the end of the year, producing an increase in that revenue stream.

IPC Communication Services had pre-tax earnings of $1.6 million, after a $5.7 million loss last year at this time. Revenue was lower, down 16.3% to $79.5 million, due to the closure of the northern California operation.

At Journal Sentinel Inc., pre-tax earnings were up 6.9% to $35.4 million, while sales reached $184.8 million, up just 2.8%. Even through classified advertising revenue continued to decline, particularly in the employment and real estate categories, retail run-of-press advertising has been substantially ahead of last year.

Pre-tax earnings at Journal Broadcast Group slipped 2.9% to $21.2 million, although revenue was up nearly 15% to $95.6 million with the first full quarter of the addition of 13 radio stations in Wichita, Omaha, Tulsa and Springfield, Mo. In Lansing, Mich., year-to-date earnings at WSYM-TV were up almost $500,000 over a year ago on a 13.3% revenue increase. We have experienced difficult market conditions in Las Vegas, where pre-tax earnings trailed last year by $2.3 million at KTNV-TV. New leadership is now in place at the station.

Add Inc. had pre-tax earnings of $3.2 million, down from $4.3 million last year, while revenue was up 3.6% to $85.4 million. Add Inc. has focused on improving its lagging Florida operation, and during the quarter has closed the Jacksonville (Fla.) Shopping Guide and won the rights to publish the official publication for the Kings Bay Naval Submarine Base.

NorthStar Print Group Inc. had pre-tax earnings of $643,000, just half of what it was a year ago, as sales increased 3.9% to $44.5 million. While the Milwaukee plant is having a solid year, the Norway-Watertown operation has slipped due to slower than expected new account activity and new product sales. The Label Products & Design plant in Green Bay also has suffered from soft demand for its products.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

The revenue dropoff grew to 11.2% at PrimeNet Marketing Services, which had a year-to-date pre-tax loss of $1.1 million. Recent additions to the sales force in Clearwater, Fla., should help grow that business, particularly in the automotive category.

Our commitment to growth is reflected on the cash flow statement with, year-to-date, $127.8 million invested in acquisitions and an additional $46.1 million in capital expenditures. Our cash flow from continuing operations reached $86.0 million. Total assets of $608.1 million increased $23.9 million or 4.1% from December 31, 1998. At the end of the quarter, our total borrowing against our new debt facility was $10.6 million. Stockholders' equity has grown to $454.4 million.

YEAR 2000 ISSUES

Project Overview
----------------

Journal Communications initiated an enterprise-wide effort in 1997 to address the issues related to the ability of computer programs and embedded technology to properly distinguish between years beginning with "20" and "19". The project plan includes 6 phases:

1. An awareness phase, to educate and prepare staff at all levels, for the effort required to complete the project;
2. A planning phase, during which a comprehensive inventory of all technology is completed, assessed for risk, investigated for known compliance, vendors and suppliers surveyed, and strategies for upgrade or replacement of non-compliant systems planned;
3. A remediation phase, during which corrective actions planned in the prior phase are completed;
4. A testing phase, during which both corrected systems and those believed to be compliant are verified for correct handling of the year calculations;
5. An implementation phase, which includes placing into production those systems that passed tests successfully, and
6. A contingency planning phase, which includes planning for individual system issues as well as each company's planning for Year 2000 related issues outside of their control.

Current Status of the Year 2000 Project
---------------------------------------

The awareness phase is a continuing effort that has been underway since 1997. The inventory is substantially complete, including an assessment of the risk associated with each item and vendor. Vendor surveys have been sent to the critical suppliers of the Company, and a majority of the responses have been received. Through these efforts and

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

those of a consultant contracted in 1998 to assist with the planning phase, the compliance status of technology considered critical to our operations has been documented and corrective action for systems impacted by the Year 2000 has been planned.

Corrective actions were complete for a majority of the critical systems of the Company by December 31, 1998. These included systems impacting the delivery of goods or services, safety, or revenues of the Company. The Company continues to replace or upgrade all critical, date-impacted technology and should be complete by December 1, 1999. Non-critical systems are generally in the assessment phase, and replacements or upgrades are expected to be complete by December 1, 1999. In both cases, the Company plans to use internal and external resources to make the needed corrections to software and embedded technologies.

Communications with vendors and suppliers have been reviewed to determine the extent to which the Company may be vulnerable to the failure of these suppliers to resolve their own Year 2000 issues. As of this time, all vendors and suppliers that would have a material impact on operations have been contacted. Where a response has not been received, or is inadequate, replacements for critical vendors and suppliers have been identified, or plans to increase inventory of critical supplies have been prepared. In the area of utilities or other suppliers of on-demand services, we have prepared contingency plans that permit continued operations in the event of interruptions in those services.

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

Costs Associated with the Year 2000 Project
-------------------------------------------

Based upon presently available information, the Company has estimated that the operating costs associated with the Year 2000 project to date will total $2.8 million. This includes the cost of third-party resources used to assist in the assessment of technology at each of the subsidiaries and an estimate of the internal labor costs associated with the project.

The total estimated capital costs, much of which would have been incurred regardless of Year 2000 issues, were $5.9 million through the end of 1998. The Company estimates capital costs for 1999 and through the completion of the project to be $1.2 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
     (10 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Labor and other operating costs associated with the project are estimated at $2.8 million for the same period. At this time, the Company does not anticipate delaying any major information systems projects due to the Year 2000 project.

Risks Associated with Year 2000
-------------------------------

The Year 2000 is a complex and significant project, and, accordingly, contains the risk of underestimating the tasks, resources, and costs associated with its successful completion. The risk of not finding a material Year 2000 problem that may impact normal business activities or operations also exists. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, cash flows or financial condition. Through the efforts of the Year 2000 project, the Company is making every effort to reduce the level of uncertainty about the Year 2000 problem and, through its contingency planning efforts, mitigate the associated risks.

Contingency Plans
-----------------

Each of the operating companies is expected to complete contingency planning at the system and company level. In part, the contingency plan's goal is to minimize identified third-party exposures. With the assistance of consultants contracted to facilitate, this effort is nearly complete at all of the companies. The finalized plans are expected by December 1, 1999, with testing to continue during December 1999.

         Item 3. Quantitative and Qualitative Disclosure of Market Risk
         --------------------------------------------------------------

There have been no material changes in the reported market risks since 12/31/98.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
   (10 Accounting Periods)


                           Part II. Other Information

                   Item 6 - Exhibits and Reports on Form 8-K
                   -----------------------------------------

     (b) Reports on Form 8-K. On June 30, 1999, a report on Form 8-K was filed for the acquisition of the issued and outstanding capital stock of Great Empire Broadcasting, Inc. ("GEB"), a Kansas corporation, pursuant to a Stock Purchase Agreement dated August 24, 1998.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      JOURNAL COMMUNICATIONS, INC.
                                      ----------------------------
                                      Registrant



Date    November 19, 1999             /s/ Steven J. Smith
        -----------------             -----------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer



Date    November 19, 1999             /s/ Paul M. Bonaiuto
        -----------------             -----------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      And Chief Financial Officer

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended October 10, 1999                 Commission file number 0-7831
                  ----------------                                        ------
   (10 Accounting Periods)


                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

    27            FINANCIAL DATA SCHEDULE