Form 10-K405
period 1999-12-31
JOURNAL COMMUNICATIONS INC
filed 2000-03-30
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                         Commission File Number: 0-7831


                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

Wisconsin                                                             39-0382060
(State of incorporation)                 (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin                                53203
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (414) 224-2374 Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.125 Per Share
                    ----------------------------------------
                                (title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 13, 2000:

         Class                                Outstanding at March 13, 2000
         -----                                -----------------------------
         Common Stock, par value $0.125                26,874,145

Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 6, 2000 are incorporated by reference into Part III.

                                     PART I
                                ITEM 1. BUSINESS
                                ----------------

The Registrant is a diversified communications and media company. Its revenues, broken down by business segments, as a percentage of consolidated revenues for the past three (3) years were:

         Source                        1999           1998           1997
         ------                        ----           ----           ----
         Publishing-Advertising        31.4%          31.8%          34.2%
         Publishing-Circulation         7.7            8.0            8.1
                                       ----            ---           ----
         Publishing Total              39.1           39.8           42.3
         Commercial Printing           28.9           31.8           31.9
         Broadcasting                  17.2           15.6           15.1
         Telecommunications            13.3           11.1            9.0
         Direct Marketing               1.5            1.7            1.7

Material developments in the Registrant's business in 1999 included the acquisition of Great Empire Broadcasting, Inc., a group of thirteen (13) radio stations located in Wichita, Kansas (5), Tulsa, Oklahoma (3), Omaha, Nebraska
(2), and Springfield, Missouri (3), and the acquisition of television station KMIR, the NBC affiliate in Palm Springs, California. It also featured the purchase of weekly newspapers in Kaukauna and Merrill, Wisconsin, and Ponta Vedra, Florida, and the divestiture of a shopper publication in Gainesville, Florida. The board of directors authorized spending up to $106.6 million to invest in a new production facility for Journal Sentinel Inc. that is expected to be fully operational in the fall of 2002. The year also included the beginning of construction for a $31 million network expansion for Norlight Telecommunications, Inc. In addition to the information provided below, see Item 6, "Selected Financial Data," Item 7, "Management Discussion and Analysis," and
Item 8, "Consolidated Financial Statements and Supplementary Data."

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains forward-looking statements that may state the Registrant's or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Registrant's customers, and other economic conditions and the effect of acquisitions, investments, and dispositions on the Registrant's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

Publications
------------

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

Average paid circulation for the twelve months ended March 31 for the last five years, as audited by the Audit Bureau of Circulation, was:

                           1999       1998       1997      1996       1995
                         -------    -------    -------    -------    -------
Journal Sentinel         286,608    289,350    292,035    298,206      -0-
----------------
Journal                    -0-        -0-        -0-        -0-      211,801
-------
Sentinel                   -0-        -0-        -0-        -0-      173,895
---------
Sunday Journal           458,332    459,374    458,480    467,852    486,422
--------------

Advertising volume in column inches and preprint units for the Registrant's Milwaukee newspapers for the last five calendar years was:

                                                  (in thousands)
                           1999       1998       1997      1996       1995
                         -------    -------    -------    -------    -------
Column Inches
-------------
       Full Run          2,125.6    2,188.0    2,319.4    2,151.5    2,289.7
       Part Run            134.1      182.8      292.7      250.7      257.1
Units
-----
       Preprint              3.6        2.9        2.6        2.5        2.8

Full Run refers to advertisements that are published in all editions of the newspaper, whereas, Part Run refers to advertisements not published in all editions of the newspaper. Advertising volume declined in 1999 compared to 1998 due to a decrease in employment and real estate classified advertising and a shift to Preprints from ROP. ROP (run-of-press) refers to a format of advertisements the publisher prints in its newspaper for its customers and preprints are advertisements printed by the customer which are then inserted into the newspaper.

There are 168 other newspapers, shoppers and magazines published in the four-county Milwaukee market. Most of these are weekly publications, while a few are biweekly, fortnightly or monthly. Of these 168 publications, 121 are paid subscription and 47 are delivered without charge or are available free at various public locations. These publications cover a wide variety of interests, including community, business, real estate, labor, religious, ethnic, foreign language or other special interest newspapers.

Two (2) other daily newspapers, the Waukesha Freeman and the West Bend Daily News, are published in the four-county Milwaukee metropolitan area. These newspapers are circulated in portions of Waukesha and Washington Counties, respectively. In addition, editions of USA Today, Chicago Tribune, Chicago Sun Times, Wall Street Journal, Madison Capitol-Times, Wisconsin State Journal , New York Times and Investor's Business Daily are sold in the Milwaukee market. The Journal Sentinel newspaper also competes for advertising revenues or support with nine (9) network-affiliated commercial television stations, four (4) independent television stations - (two (2) of which are low power television stations), two (2) public television stations and twenty-seven (27) AM and FM radio stations located in the four-county market, two (2) cable television companies, several direct mail services, homebuyers and renters magazines, and internet sites. One network-affiliated television station and two radio stations in the Milwaukee market are owned by a subsidiary of the Registrant.

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

During 1999, the average price per ton for newsprint decreased by 15.9 % compared to the previous year. Total consumption, which is based on volume, for all products in 1999 was 2.2% below 1998's total. Newsprint is purchased from seven Canadian suppliers. The Registrant considers anticipated supplies for 2000 sufficient.

The Registrant also publishes through its Add, Inc. subsidiary. In April 1999, Add, Inc. purchased a paid weekly newspaper and a free shopper in Wisconsin. In May 1999, Add, Inc. purchased a paid weekly newspaper in Florida. In July 1999 Add, Inc. started seven (7) free weekly newspapers in Wisconsin. In September 1999 Add, Inc. purchased a free weekly newspaper in Wisconsin. In October 1999, Add, Inc. started a free military base shopper in Georgia. In March 1999, Add, Inc. closed a free auto specialty product in Wisconsin. In October 1999, Add, Inc. closed a multiple-zone free shopper in Florida. In December 1999, Add, Inc. sold a free shopper in Florida. At December 31, 1999, Add, Inc. published ten
(10) weekly newspapers in southwestern Connecticut; thirty-nine (39) weekly newspapers and one (1) controlled-circulation business publication in Wisconsin; three (3) weekly newspapers in Florida; forty seven (47) shopper publications, with thirty (30) in Wisconsin, eleven (11) in Ohio, two (2) in Florida, two (2) in Vermont, one (1) in Massachusetts and one (1) in New York; three (3) paid auto publications, with two (2) in Louisiana and one (1) in Wisconsin; two (2) paid boating publications in Florida; six (6) free auto publications with two
(2) in Ohio, one (1) in Florida, two (2) in Louisiana and one (1) in Wisconsin, and one (1) free monthly health and fitness publication in Louisiana.

Printing
--------

IPC Communication Services, Inc., a wholly-owned subsidiary, specializes in the production, management of inventory and materials procurement and fulfillment for customers in the technology and publications industries. This includes printing of documentation manuals for hardware and software manufacturers and the duplication of CD-ROMs, DVDs (video and audio discs similar to compact discs), masters (molds from which CD-ROMs and DVDs are replicated), disks and tapes and the printing of medical, legal and technical journals for various trade associations. IPC is based in St. Joseph, Michigan, and has additional operations in Foothill Ranch, California; Austin, Texas, Lebanon, Tennessee and Roncq, France. The Registrant does not anticipate supply restrictions in 2000 for the raw materials IPC utilizes.

NorthStar Print Group, Inc., a wholly-owned subsidiary of the Registrant, is headquartered in Brown Deer, Wisconsin, and has manufacturing operations in Brown Deer, Green Bay and Watertown, Wisconsin, and Norway, Michigan. It employs a wide array of printing technologies in the various markets it serves. These include sheet-fed offset, which uses cut sheets of paper rather than rolls of paper, rotogravure and flexographic processes that are used to print point-of-purchase materials, out-of-home media (a form of advertising which includes billboards), and labels for consumer goods and industrial manufacturers (including in-mold labels). NorthStar Print Group, Inc., is one of the nation's largest producers of beer bottle labels. The Registrant believes its supply of raw materials is adequate.

Add, Inc. has four printing plants in Wisconsin. The plants located in the cities of Rhinelander, Hartland, and Oak Creek have web offset printing capabilities, while, the facility in Waupaca has two sheet-fed offset presses in addition to its web offset press. Add, Inc. just recently announced the closing of the printing plant in Oak Creek. Add, Inc.'s other printing plants, all with web offset presses, are located in Orange Park, Florida, Bennington, Vermont, Lancaster, Ohio and New Orleans, Louisiana Trumbull Printing, Inc., a former wholly-owned subsidiary of the Registrant merged into Add, Inc., another wholly-owned subsidiary of the Registrant, on January 1, 2000. Trumbull Printing, Inc., located in Trumbull, Connecticut, is a web offset printer of newspapers, newspaper inserts and other publications. Web presses use rolls of paper rather than cut sheets of paper and offset printing is a technique in which ink is applied to paper through the use of print plates and then rollers. The Registrant believes its principal raw materials, paper and ink will be in sufficient supply in 2000.

Broadcasting
------------

Journal Broadcast Corporation and its subsidiaries operate four (4) television stations and thirty-six (36) radio stations in twelve (12) states plus sells airtime pursuant to a joint sales agreement (the FCC license is owned by another party) in Wichita, Kansas. Journal Broadcast Corporation holds the licenses of all of the Registrant's broadcast stations, which were granted by the Federal Communications Commission.

The broadcast stations of Journal Broadcast Corporation are:

Station           Location              Network Affiliation
-----------------------------------------------------------
KTNV-TV           Las Vegas, NV         ABC Television
WTMJ-TV           Milwaukee, WI         NBC Television
WSYM-TV           Lansing, MI           FOX Television

------------------------
Station           Location              Network Affiliation
-----------------------------------------------------------
KMIR-TV           Palm Springs, CA      NBC Television

WTMJ-AM           Milwaukee, WI         ABC Radio Network
WKTI-FM           Milwaukee, WI         ABC Radio Network

KEZO-FM           Omaha, NE             None
KKCD-FM           Omaha, NE             None
KOSR-AM           Omaha, NE             One-on-One Sports Network and USA
KSRZ-FM           Omaha, NE             None
KQCH-FM           Omaha, NE             None
KBBX-AM           Omaha, NE             Jones
KOMJ-AM           Omaha, NE             Westwood One and ABC
WOW-FM            Omaha, NE             ABC

KMXZ-FM           Tucson, AZ            None
KZPT-FM           Tucson, AZ            None
KFFN-AM           Tucson, AZ            ABC Direction Network, One-on-One Sports
                                        Network, Premiere Radio Network
KGMG-FM           Tucson, AZ            ABC Direction Network

WMYU-FM           Knoxville, TN         None
WWST-FM           Knoxville, TN         None
WQIX-FM           Knoxville, TN         None
WQBB-AM           Knoxville, TN         Westwood One

KGEM-AM           Boise, ID             ABC and Westwood One
KJOT-FM           Boise, ID             ABC
KQXR-FM           Boise, ID             None
KCID-AM           Boise, ID             None
KCID-FM           Boise, ID             None
KSRV-AM           Ontario, OR           ABC and AP
KSRV-FM           Ontario, OR           ABC and AP

KFDI-AM           Wichita, KS           ABC
KFDI-FM           Wichita, KS           ABC
KICT-FM           Wichita, KS           ABC
KLLS-FM           Wichita, KS           ABC
KYQQ-FM           Wichita, KS           ABC

KVOO-AM           Tulsa, OK             ABC
KVOO-FM           Tulsa, OK             ABC
KCKI-FM           Tulsa, OK             Learfield Communications

-----------------------
Station           Location              Network Affiliation
-----------------------------------------------------------
KTTS-AM           Springfield, MO       ABC Radio Network, Missouri Net
                                         and Learfield Communications
KTTS-FM           Springfield, MO       ABC Radio Network
KMXH-FM           Springfield, MO       None

Milwaukee, Wisconsin
--------------------
Journal Broadcast Corporation's flagship stations, WTMJ-TV, WTMJ-AM, and WKTI-FM, are located in Milwaukee, Wisconsin. Competition for advertising revenue in the Milwaukee ten-county area of dominant influence ("ADI") includes six (6) other network-affiliated commercial televisions stations, four (4) independent television stations (two (2) of which are low-power television stations), two (2) public television stations, twenty-seven (27) other radio stations, two (2) cable television companies, ten (10) daily newspapers (including one owned by Registrant), and numerous weekly newspapers. There are four (4) other broadcasting companies owning multiple radio stations in the Milwaukee market that compete for audience as well as advertising revenue. Clear Channel will soon own six (6) radio stations, Saga Communications owns five (5) radio stations, Entercom owns three (3) radio stations, and the Milwaukee Radio Alliance owns three (3) radio stations. The Registrant's two (2) Milwaukee radio operations, WTMJ-AM and WKTI-FM rank amongst the top five radio stations in the primary selling demographic of Adults age 25-54. WTMJ-TV is the market leader in local news ratings and in 1999 captured almost twenty-eight percent (28%) of the television advertising revenue in the market. News reporting and editorial operations at WTMJ-TV, WTMJ-AM and WKTI-FM, Milwaukee, are independent of the Registrant's Milwaukee newspaper operations.

Omaha, Nebraska
---------------
Journal Broadcast Corporation acquired its first duopoly in Omaha, Nebraska in 1995 and has since grown to eight (8) radio stations in all. In 1999, the Omaha operations accounted for nineteen percent (19%) of Journal Broadcast Corporation's radio revenue, second only to the Milwaukee radio operation's thirty-seven percent (37%). Competition for advertising revenue in the Omaha, Nebraska four-county metro area includes ten (10) other reporting radio stations, one cable television company, five (5) network television stations, two (2) public television stations, two (2) daily newspapers, three (3) billboard companies and numerous weekly newspapers. There are two (2) other broadcasting companies owning multiple radio stations in the Omaha market that compete for audience as well as advertising revenue. Waitt, who owned only one station in 1999, has just completed negotiations to operate five (5) radio stations pursuant to a local marketing agreement for a period of seven years, after which time they will purchase the stations from Mitchell Broadcasting. Clear Channel will soon own four (4) radio stations after the completion of the purchase from AM/FM and Webster Communications owns one (1) station. There are three (3) public radio stations and two (2) Christian stand-alone stations. In 1999, our Omaha radio operations ranked first in total market revenue.

In October 1999, Journal Broadcast Corporation reached an agreement to purchase KFXJ-FM, licensed to Boise, Idaho, from Doubledee Broadcast Group of California. In November 1999, Journal Broadcast Corporation reached an agreement to purchase KOEZ-FM, licensed to Newton, Kansas, from Kansas Radio Assets LLC. In December 1999, Journal Broadcast Group, a wholly-owned subsidiary of Journal Broadcast Corporation reached an agreement to divest to Horizon Broadcasting Group LLC, KSRV-AM and KSRV-FM, licensed to Ontario, Oregon. These acquisitions and divestitures will take effect upon approval by the Federal Communications Commission.

Telecommunications
------------------

Norlight Telecommunications, Inc., a wholly-owned subsidiary, provides state-of-the-art telecommunications services. Norlight's carrier services (wholesale) provide network transmission solutions to other telecommunications carriers by offering bulk transmission capacity, including custom designed networks. Norlight is expanding its fiber optic network, which will significantly increase its available capacity in Michigan, Indiana and
Minnesota. This network expansion should be entirely operational by September 2000, with the Michigan component complete in May and the Indiana and Minnesota components complete in September. Norlight's business-to-business service provides advanced data communications products, specifically dedicated circuits, frame relay (high-speed switching technology that provides throughput and delay performance), Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services) to medium and large businesses in the Upper Midwest. Norlight's satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals.

Direct Marketing
----------------

PrimeNet Marketing Services, Inc., a wholly-owned subsidiary, is located in St. Paul, Minnesota and Clearwater, Florida. The St. Paul division is engaged in the business of providing marketing database services, consulting and computer mailing services, customized laser printing, lettershop work and fulfillment services. The Clearwater division is a direct mail operation offering customers design services, printing, direct mail production and processing and fulfillment.

Compliance with Environmental Laws
----------------------------------

The Registrant does not currently anticipate the need for significant capital expenditures and expects no material adverse effects to its earnings or competitive position to maintain compliance with environmental laws in 2000 and 2001.

Impact of Year 2000 Issue
-------------------------

The Registrant's statement on the Year 2000 Issue is presented in "Management's Discussion and Analysis" as reported in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Methods of Distribution
-----------------------

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

Employees
---------

The Registrant and its subsidiaries, as of December 31, 1999, had approximately 5,000 full-time and 2,300 part-time employees compared to approximately 4,900 full-time and 2,100 part-time employees at December 31, 1998.
The increases are mainly due to acquisitions.

Financial Information About Industry Segments
---------------------------------------------

Financial information about Registrant's industry segments is presented in Note 8 to the Registrant's Consolidated Financial Statements appearing on pages 15 and 16 of Registrant's Annual Report (included in Exhibit 13), and is incorporated herein by reference.

                               ITEM 2. PROPERTIES
                               ------------------

The Registrant, whose headquarters are located in Milwaukee, Wisconsin, believes all of its properties are well maintained, are in good condition, and suitable for its present operations. Principal properties operated by the Registrant and its subsidiaries as of December 31, 1999, are summarized as follows:

Subsidiary                       Location            How Held     Square Footage
--------------------------------------------------------------------------------
Publishing
----------

Journal Sentinel Inc.
Office/Plant                     Milwaukee, WI       Owned               484,500
Garage                           Milwaukee, WI       Owned                67,500
Distribution Centers             Milwaukee, WI       Owned/Leased        239,597
Inserting Plant                  Milwaukee, WI       Leased               85,200

Add, Inc.
Offices/Plants                   WI, OH, MA, FL      Owned/Leased        183,331
                                 VT, NY, LA

Hometown Publications, Inc.
Office                           Shelton, CT         Leased                8,500

Auto Mart Publishing, Inc.
Offices                          Dayton, Cincinnati  Leased                3,620
                                 and Columbus, OH

Community Newspapers, Inc.

Offices/Plant                    New Berlin,         Owned/Leased         16,450
                                 Milwaukee and
                                 Waukesha, WI

Subsidiary                       Location            How Held     Square Footage
--------------------------------------------------------------------------------
Broadcasting
------------

Journal Broadcast Corporation
KTNV-TV Studios                  Las Vegas, NV       Owned                20,300

Journal Broadcast Group, Inc.
Office and Studios               Milwaukee, WI       Owned               101,500
WSYM-TV Studios                  Lansing, MI         Leased               13,173
Office and Studios               Omaha, NE           Leased               22,900
Office and Studios               Tucson, AZ          Owned/Leased          8,883
Office and Studios               Boise, ID           Owned                 5,700
                                 and Ontario, OR
Office and Studios               Palm Springs, CA    Owned                19,090

Journal Broadcast Group of Tennessee, Inc.
Offices & Studios                Knoxville, TN       Owned/Leased         8,400

Journal Broadcast Group of Kansas, Inc.
Offices & Studios                Wichita, KS         Owned/Leased         32,096
                                 and Springfield, MO

Journal Broadcast Group of Oklahoma, Inc.
Offices & Studios                Tulsa, OK           Leased               11,627

Commercial Printing
-------------------

NorthStar Print Group, Inc.
Office/Plant                     Brown Deer, WI      Owned               128,360
Office/Plant                     Norway, MI          Owned               108,000
Office/Plant                     Watertown, WI       Owned                61,230

Label Products & Design Inc.
Office/Plant                     Green Bay, WI       Owned                39,620

Add, Inc.
Offices/Plants                   WI, OH, FL          Owned/Leased        111,700
                                 VT, LA

Trumbull Printing, Inc.
Office/Plant                     Trumbull, CT        Owned                86,000

Subsidiary                       Location            How Held     Square Footage
--------------------------------------------------------------------------------
IPC Communication Services, Inc.
Office/Plant/Warehouse           St. Joseph, MI      Leased              328,500
Office/Plant                     Foothill Ranch, CA  Leased              200,992
Office/Warehouse                 Austin, TX          Leased               10,579
Office/Warehouse                 Lebanon, TN         Leased               11,200

IPC Communication Services, S.A.
Offices/Plant                    Roncq and           Leased               71,591
                                 Grenoble, France

Telecommunications
------------------

Norlight Telecommunications, Inc.
Offices/Satellite Antennae       Skokie, Buffalo     Leased               11,460
                                 Grove, and Oak
                                 Brook, IL
Offices                          St. Paul and        Owned/Leased          5,100
                                 Arden Hills, MN
Offices                          Brookfield, Green   Owned/Leased         47,880
                                 Bay, Madison, Afton,
                                 and Rubicon, WI

Direct Marketing
----------------

PrimeNet Marketing Services, Inc.
Office/Plant                     St. Paul, MN        Leased               87,218
Office/Plant                     Clearwater, FL      Leased               32,000


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

The Registrant is involved in various claims and lawsuits incidental to its business, which, in the opinion of management, will not have a material effect in the aggregate on its financial position or operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

                                      None.

                    ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT
                    -----------------------------------------

Information with respect of the executive officers of the Registrant, as of March 13, 2000, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1995. Each officer listed below will hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 6, 2000.

Steven J. Smith (49) (1)
Chairman of the Board of Directors of Journal Communications, Inc. since December 1998 and Chief Executive Officer since March 1998; President of Journal Communications, Inc. from September 1992 December 1998; Director of Journal Communications, Inc. since 1987.

Douglas G. Kiel (51) (1)

President of Journal  Communications,  Inc. since December 1998;  Executive Vice
President of Journal Communications, Inc. between June 1997 and December 1998; President of Journal Broadcast Group, Inc.* from June 1992 to December 1998; Director of Journal Communications, Inc. since 1991.

Paul M. Bonaiuto (49) (1)
Executive Vice President of Journal Communications, Inc. since June 1997 and Chief Financial Officer since January 1996; Senior Vice President between March 1996 and June 1997; Vice President of Journal Communications, Inc. and President of NorthStar Print Group, Inc.* from June 1994 to January 1996; Director of Journal Communications, Inc. since June 1993.

Keith K. Spore (57) (1)
Director and Senior Vice President of Journal Communications, Inc. and President of Journal Sentinel Inc.* since September 1995; Publisher of the Milwaukee Journal Sentinel since June 1996 and President of Journal Sentinel Inc.* since July 1995. Previously, he was Editorial Page Editor of the Milwaukee Journal Sentinel.

Robert M. Dye (52) (1)
Director and Vice President of Journal Communications, Inc. since March 6, 1990.

Stephen O. Huhta (44) (1)
Director and Vice President of Journal Communications, Inc. since June 1993; President of Add, Inc.* since August 1996; Senior Vice President of Operations of Add, Inc.* from June 1992 to August 1996.

Ronald G. Kurtis (52) (1)
Director and Vice President of Journal Communications, Inc. since June 1993; Senior Vice President and Chief Financial Officer of Journal Broadcast Group, Inc.* since June 1994.

James J. Ditter (38) (1)
Director and Vice President of Journal Communications, Inc. since September 1995; President of Norlight Telecommunications, Inc.* since September 1995; Vice President-General Manager of Norlight Telecommunications, Inc.* from April 1995 to September 1995; Vice President of Finance of Norlight Telecommunications, Inc.* from June 1994 to April 1995.

William T. Lutzen (38)
Vice President of Journal Communications, Inc. since June 1994; Vice President, Financial Management since January 1999; Previously, he had been Corporate Controller.

Daniel L. Harmsen (44)
Vice President of Human Resources for Journal Communications, Inc. since March 1996; Director of Human Resource Services for Journal Communications, Inc. from 1994 to March 1996.

Mark J. Keefe (40) (1)
Director and Vice President of Journal Communications, Inc. since March 1996; President of PrimeNet Marketing Services, Inc.* since October 1995; Vice President for Donnelly Marketing, Inc., St. Louis Park, Minnesota, from January 1994 to September 1995.

Richard J. Gasper (56) (1)
Director and Vice President of Journal Communications, Inc. since June 1996; President of NorthStar Print Group, Inc.* since January 1996; Vice President and General Manager of Label Products and Design, a subsidiary of NorthStar Print Group, Inc.*, from April 1993 to January 1996.

Todd K. Adams (41) (1)
Director and Vice President of Journal Communications, Inc. since June 1996; Senior Vice President and Chief Financial Officer of Journal Sentinel Inc.* since June 1993.

Karen O. Trickle (43) (1)
Vice President of Journal Communications, Inc. since March 1999; Treasurer of Journal Communications, Inc. since December 1996 after joining the Company in September 1996; Assistant Treasurer (International) for Harnischfeger Industries, Inc., Brookfield, Wisconsin, from September 1994 to September 1996; Director of Journal Communications, Inc. since June 1999.

Paul E. Kritzer (57) (1)
Director and Vice President of Journal Communications, Inc. since June 1990; Secretary of the Company since September 1992.

James P. Prather (42) (1)
Vice President of Journal Communications, Inc. since March 1999; President, Television of Journal Broadcast Group, Inc.* since December 1998; Executive Vice President - Television, Journal Broadcast Group, Inc. * from December 1997 to December 1998; General Manager of WTMJ-TV from 1995 to the present; Director of Journal Communications, Inc. since June 1999.

Carl D. Gardner (43) (1)
Vice President of Journal Communications, Inc. since March 1999; President, Radio of Journal Broadcast Group, Inc.* since December 1998; Executive Vice President - Radio, Journal Broadcast Group, Inc. * from December 1997 to December 1998; Vice President of Radio Operations/WTMJ-AM, Journal Broadcast Group, Inc.* from June 1996 to December 1997; Director of Journal Broadcast Group, Inc.* from September 1991 to June 1996; Director of Journal Communications, Inc. since June 1999.

Kenneth J. Kozminski (34) (1)
Director and Vice President of Journal Communications, Inc. since December 1999; President of IPC Communication Services, Inc.* since July 1999; Vice President and General Manager of Eastern Region-IPC Communication Services, Inc.* from
July 1998 to July 1999; Vice President of Operations of IPC Communication Services, Inc.* from May 1998 to July 1998; General Manager of IPC Communication Services Europe, a subsidiary of IPC Communication Services, Inc.* from February 1997 to May 1998; Director of Print Operations of IPC Communication Services, Inc.* from February 1995 to February 1997.

-----------------------------------------
*  A subsidiary of Journal Communications, Inc.
(1) See Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                     PART II
                  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
                  --------------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

There is no established public trading market for the Registrant's common stock. Units representing beneficial interests in the Registrant's common stock ("Units") can be purchased only by full-time employees with ninety (90) days of service and part-time employees with two consecutive years of service of one thousand (l,000) hours each year. As of March 13, 2000, the Journal Employees' Stock Trust, dated May 15, 1937, as amended (the "Trust"), owned of record 25,920,000 shares, or 90%, of the issued and outstanding common stock of the Registrant. Matex, Inc. owns 2,640,000 shares, or 9.2% of the outstanding stock and the remaining 240,000 shares, or 0.8% are owned by the heirs of Harry J. Grant, the second publisher of The Milwaukee Journal and the founder of the Trust.

The Trust issues Units, each representing a beneficial interest in one share of the Registrant's stock, to eligible employees ("Unitholders"). On March 13, 2000, 3,832 Unitholders owned 22,399,906 Units (representing 83.4% of Registrant's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Registrant's stock held by the Trust. The balance of 3,520,094 Units issued by the Trust were, on the above date, held by personal trusts and by the Registrant, treated as treasury stock and not voted.

Prior to all meetings of shareholders of the Registrant, the trustees of the Trust ("Trustees") are required to deliver to each active employee-Unitholder a proxy, with the right of substitution, for the number of the Registrant's shares represented by his or her Units.

Unitholders may sell their Units only through procedures, and at a formula price, dictated pursuant to the Stock Trust Agreement, under which the Trust was formed, and the policy determinations of the Trustees. Whenever a Unitholder ceases to be an employee, for any reason except retirement, corporate downsizing or divestiture, he or she must offer his or her Units for resale through the corporate treasury to active employees designated by the President of the Registrant or the Registrant. Employees who retire may retain a decreasing percentage of their Units for up to ten (10) years after the first anniversary of their retirement. Employees who are separated from the Registrant due to divestiture or downsizing may retain a decreasing percentage of their Units for up to five (5) years after the first anniversary of their separation. All Units held by retirees are voted by the Trustees. Unitholders may transfer Units to personal trusts and to charitable, educational or religious trusts. All Units held by such trusts are likewise voted by the Trustees. As of March 13, 2000, retirees, personal trusts and other trusts held 7,351,375 Units, representing a beneficial interest in 27.4% of the Registrant's outstanding common stock.

All of the Trustees are directors of the Registrant. They have no financial interest in the Registrant's stock owned by the Trust other than through the Units they own individually.

The Registrant anticipates it will continue to pay comparable cash dividends in the future.

The Registrant's unit price and dividend history (adjusted for stock splits) for the past decade are presented in the following table:

                          Employee Stock Ownership Plan
                          -----------------------------

                    Unit       Unit       Unit Price                  Total
                    Price      Price      Increase         Cash       Annual
Year                Begin      End        (Decrease)     Dividend     Return
----                -----      ---        ----------     --------     ------
1999 - 4th Qtr     $28.84     $29.94         $1.10        $0.30       22.0%
1999 - 3rd Qtr      27.47      28.84          1.37         0.28
1999 - 2nd Qtr      26.31      27.47          1.16         0.28
1999 - 1st Qtr      25.48      26.31          0.83         0.28
1998 - 4th Qtr      24.46      25.48          1.02         0.275      22.5
1998 - 3rd Qtr      23.24      24.46          1.22         0.275
1998 - 2nd Qtr      22.29      23.24          0.95         0.275
1998 - 1st Qtr      21.69      22.29          0.60         0.275
1997                18.58      21.69          3.11         1.10       22.7
1996                18.12      18.58          0.46         1.10        8.6
1995                17.70      18.12          0.42         1.05        8.3
1994                17.32      17.70          0.38         0.95        7.7
1993                16.80      17.32          0.52         0.90        8.5
1992                16.30      16.80          0.50         0.90        8.6
1991                15.74      16.30          0.56         0.90        9.3
1990                14.83      15.74          0.91         0.85       11.9

In October 1996, the Trustees, stockholders and Unitholders of the Registrant adopted an amendment to the Journal Employees' Stock Trust Agreement to change the Option Price Formula used to calculate the price of Units. The multiplier is applied to the Registrant's original Option Price Formula. The multiplier, which progressively increases in each of the 13 periods of the Registrant's fiscal year, finished 1999 at 1.3, will finish calendar year 2000 at 1.4 and calendar year 2001 at 1.5. The five-year phase-in of the multiplier will be completed by the end of 2001, when a multiplier of 1.5 will become a permanent component of the Option Price Formula. The Trustees believed that the Option Price Formula amendment would cause the Unit price to be approximately 75% of the price at which the Units would trade if they were publicly-traded securities at the end of the five-year phase-in period, based upon market conditions existing in October 1996. In addition to the Journal Employees' Stock Trust, there are two
(2) other record holders of stock of the Registrant. The Registrant is not aware of any recent sales of stock.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

Selected  financial  data of the  Registrant  is presented  in the  Registrant's
Annual Report on pages 6 and 7 (included in Exhibit 13), and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


COMPARE 1999 WITH 1998

Consolidated
------------
Revenue was $755.9 million in 1999 compared with $732.4 million in 1998, a 3.2% increase. Earnings before income taxes increased 12% to $115 million in 1999. 1998 earnings before income taxes were $102.7 million.

During 1999, the telecommunications segment continued to grow at a rapid pace. Revenue for the segment grew 23.9% while pretax earnings increased 34.8%. Continued focus on outstanding customer service and significant investments in Norlight's fiber optic network, including expansion into southern Michigan, have resulted in increased revenue and pretax earnings in 1999.

The printing segment reported pretax earnings of $8.3 million in 1999 compared to a loss of $8.2 million in 1998. In 1998, the pretax loss to close IPC's northern California plant was $7.3 million.

In the broadcast segment, revenue from the acquisition of 13 radio stations contributed to the 13.7% revenue increase. Pretax earnings were down 18.2% with the loss of the television political advertising revenue from 1998 and the pretax loss due to higher than expected operating costs at the 1999 radio acquisitions.

Revenue in the publications segment increased modestly while pretax earnings decreased 5.5% despite a decrease in the cost of newsprint. The earnings shortfall was primarily in Florida and in suburban Milwaukee weeklies and shoppers.

The direct marketing segment experienced a decline in revenue of $1.1 million and saw a pretax loss of $2.6 million.

Publications
------------
The publications segment includes daily and weekly newspapers, shoppers and specialty publications.

Revenue was $296.1 million in 1999, up 1.5% compared with 1998 revenue of $291.8 million. In 1999, earnings before taxes were $43.8 million, a 5.5% decrease from 1998 earnings of $46.4 million.


Journal Sentinel Inc. is the largest company in the publications segment. Total revenue and earnings before taxes were virtually flat in 1999 compared with 1998. Revenue increased only 0.2% to $236.2 million from

$235.7 million in 1998. Earnings before taxes were $43 million in both 1999 and 1998. While newsprint costs decreased $7.5 million in 1999 compared with 1998, other costs increased, including production of the Sunday television section and payroll and benefits expenses. These increases offset the newsprint savings.

Advertising revenue increased $1.4 million to $182.7 million in 1999 compared with $181.3 million in 1998. Increases in retail ROP (run-of-press), retail preprints and shared and solo mail were offset by decreases in classified advertising, mostly in employment and real estate. Retail ROP grew to $54.3 million compared with $51.9 million in 1998. Revenue in retail preprints grew $0.9 million to $21.5 million in 1999. Shared and solo mail revenue grew $3.5 million to $9.6 million in 1999. Shared mail is direct mail advertising delivered to non-Sunday subscribers living in the five-county Milwaukee area. When combined with newspaper ads, this strategy provides advertisers with a cost-effective approach to total market coverage. Solo mail is direct mail advertising delivered according to the customer's distribution list.

Circulation revenue was $48.8 million, a decrease of $1.8 million compared with 1998.

Add Inc. is the other company in the publications segment. Revenue was $59.9 million in 1999, a 7% increase compared with 1998 revenue of $56 million. The Wisconsin operations recorded revenue increases primarily from the start-up of the Fox Cities Newspapers. The Fox Cities Newspapers is a cluster of seven community newspapers and three shoppers in the fast growing Fox River Valley area in Wisconsin. In addition, the 1999 acquisition of the Ponte Vedra Recorder in Florida and a full year's impact of the 1998 acquisition of Steals 'n' Deals in Louisiana contributed to revenue increases in the Florida and Louisiana regions. These revenue increases were partially offset by revenue declines from the Ohio operations.

Add Inc.'s publishing group reported pretax earnings of $800,000 in 1999 compared with pretax earnings of $3.4 million in 1998. The pretax loss reported from the start-up of the Fox Cities Newspapers was the largest contributor to the overall decrease in pretax earnings. In the fourth quarter of 1999, Add Inc. closed the Jacksonville Shopping Guide and sold the Gainesville Buyers' Guide, both in Florida. The publications had pretax losses of $600,000 and $100,000 in 1999, respectively.

Broadcast
---------
The broadcast segment has grown substantially through acquisitions in 1999. The segment includes four television stations and 36 radio stations. In 1999, 13 radio stations were purchased June 14 and one television station was purchased Aug. 1. Revenue grew $15.7 million to $130.9 million in 1999 compared with $115.1 million in 1998. However, earnings before taxes decreased $6.2 million to $27.8 million in 1999 compared with $34 million in 1998.

Revenue from the television stations was $69.4 million, a 4% decrease from 1998. If the two years are compared without 1998 election year advertising of $5.1 million, revenue from broadcasting the 1998 Olympics on our NBC affiliate and 1999 revenue from the newly acquired television station in Palm Springs, Calif., 1999 revenue was flat compared with 1998. Pretax earnings of $23.4 million decreased $5.4 million compared with $28.8 million 1998. The decline in pretax earnings was primarily due to the absence of political advertising and, in Las Vegas, a decline in market growth and market share.

Revenue from the radio stations was $61.5 million, a 43.5% increase over 1998 revenue of $42.8 million. In June 1999, Journal Broadcast Group completed the acquisition of the stock of Great Empire Broadcasting Inc., a group of 13 radio stations in the Wichita, Kan., Springfield, Mo., Tulsa, Okla., and Omaha, Neb., markets.

Excluding revenue from the 13 radio stations acquired in 1999, revenue increased $3.2 million. Increased market share in Milwaukee, Tucson and Knoxville contributed to the revenue growth. Pretax earnings decreased $800,000 to $4.4 million in 1999 compared with $5.2 million in 1998. Excluding the results from the stations acquired in 1999, pretax earnings increased $700,000 from 1998. The stations in Milwaukee, Omaha, Tucson and Knoxville all reported increases in pretax earnings. The stations acquired in 1999 reported a pretax loss due to higher than expected operating costs and the combined amortization of acquisition costs and intangible assets.

Printing
--------
IPC Communication Services, NorthStar Print Group Inc. and the print plants of Add Inc. make up the printing segment. Revenue was $219.9 million in 1999, a 5.9% decrease compared with $233.7 million in 1998. Earnings before taxes were $8.3 million in 1999 compared with a pretax loss of $8.2 million in 1998.

IPC Communication Services' revenue decreased 11.7% to $110.7 million in 1999 from $125.5 million in 1998. The revenue decrease is attributed to the full year impact of the closure of the northern California plant during the second half of 1998 and the decision to eliminate a number of low margin customers. In 1999, IPC reported earnings before taxes of $4.3 million, a $15.6 million turnaround from 1998's loss of $11.3 million. Included in the 1998 loss was $7.3 million in plant closure costs.

1999 revenue for NorthStar Print Group Inc. was $57.3 million, a $900,000 increase from 1998 revenue of $56.4 million. Earnings before taxes decreased $650,000 to $650,000 in 1999 compared to $1.3 million in 1998. The Milwaukee operation showed an increase in pretax earnings of $600,000 in 1999 compared with 1998. In 1999, Norway / Watertown reported a pretax loss of almost $200,000, while Green Bay reported pretax earnings of $273,000, compared with pretax earnings of $700,000 at each location in 1998.

Revenue increased at the Milwaukee plant due to increased sales of point-of-purchase materials. At the Norway / Watertown operations, concentrated sales efforts on new product offerings (StarGuard, AquaStar and StarSaver) resulted in additional revenue.

Add Inc.'s print plants had revenue of $51.8 million in both 1999 and 1998. Revenue increases at Hartland, Wis., and Dixie Web in Louisiana were offset by a decrease in revenue at Trumbull Printing in Connecticut. Although Trumbull was not able to fully overcome the loss of a large customer, the operation was successful in implementing the necessary cost containment programs to report an increase in pretax earnings of $400,000. In total, earnings before taxes increased to $3.3 million compared with $1.8 million in 1998.

Telecommunications
------------------
The telecommunications segment continues its strong revenue and earnings performance trend that began with the initial SONET ring construction in 1996. In 1999, Norlight's revenue grew 23.9% to $101.4 million from $81.9 million 1998. Pretax earnings were $32.5 million in 1999 compared with $24.1 million in 1998. Both revenue and pretax earnings growth were results of outstanding customer service, development of carrier and commercial sales and a heavy emphasis on quality people and systems support.

Direct Marketing
----------------
Revenue for PrimeNet Marketing Services was $11.8 million in 1999, an 8.2% decrease from $12.9 million in 1998. The pretax loss in 1999 was $2.6 million, a $2.2 million deterioration from the $400,000 loss reported in 1998.

COMPARE 1998 WITH 1997

Consolidated
------------
Revenue was $732.4 million in 1998 compared with $674.5 million in 1997, an 8.6% increase. Earnings before income taxes increased 7% to $102.7 million in 1998. 1997 earnings before income taxes were $95.9 million.

During 1998, the telecommunications segment continued to grow at a rapid pace. Revenue for the segment grew 34.8% while pretax earnings increased 95.6%. In 1997 and 1996, significant investments in Norlight's fiber optic network were made and resulted in increased revenue and pretax earnings in 1997 and 1998.

In the broadcast segment, revenue from political advertising and the acquisition of 12 radio stations contributed to the 13% revenue increase.

The printing segment reported a pretax loss due to the closing of IPC's northern California plant. The pretax cost to close the plant was $7.3 million.

Revenue in the publications segment increased modestly while pretax earnings grew despite an increase in the cost of newsprint.

The direct marketing segment experienced revenue growth and reduced its pretax loss by approximately $1 million.

Publications
------------
Revenue was $291.8 million in 1998, up 2% compared with 1997 revenue of $286.1 million. In 1998, earnings before taxes were $46.4 million, a 10.3% increase over 1997 earnings of $42.1 million.

Total revenue in 1998 at Journal Sentinel Inc. increased 4.7% to $235.7 million from $225.1 million in 1997.

Advertising revenue was $181.3 million in 1998 compared with $171.4 million in 1997. This is an increase of 5.8% over 1997. The major contributor to the increase was classified employment advertising. Classified revenue compared with 1997 increased $5.5 million or 6.4%. Retail preprints increased $2.4 million or 13% compared with 1997. General ROP revenue grew $400,000 in 1998 compared with 1997. Revenue from Journal Sentinel's shared and solo mail program reached $6.1 million in 1998 compared with only $1 million in 1997. This program was started in 1997. Revenue from retail ROP decreased $4.5 million or 8% compared with 1997.


Circulation revenue totaled $50.6 million, a decrease of $500,000 or 0.9% compared with 1997. Revenue decreased principally due to a decline in Sunday single copy sales and the discontinuation of the Badger Plus publication.

In 1998, earnings before taxes increased 15.7% over 1997 despite a $2.1 million increase in the cost of newsprint. This was principally accomplished by the growth in revenue previously discussed.

Add Inc.'s 1998 revenue was $56 million, an 8.2% decrease compared with 1997 revenue of $61 million. The additional revenue from a full year of Community Newspapers Inc. (acquired in October 1997) of $11.1 million was offset by revenue declines from the Wisconsin, Ohio and Louisiana operations. The declines are attributed to sluggish display advertising, soft regional markets and lower-than-expected insert sales. The publications in Pennsylvania were sold during 1998, which also resulted in a $1 million unfavorable revenue comparison with 1997.

Add Inc. pretax earnings in 1998 were $3.4 million compared with $4.8 million in 1997. While CNI reported pretax earnings of $1.2 million, pretax earnings declined in the Wisconsin, Florida, Ohio and Louisiana groups.

Broadcast
---------
In 1998, the broadcast segment included three television stations and 23 radio stations. 1998 revenue was $115.1 million, a 13% increase over 1997 revenue of $101.9 million. Earnings before taxes were $34 million and $38.2 million in 1998 and 1997, respectively. In 1997, the company reported a pretax gain on the trade of its radio station in Kansas City (KQRC-FM) for two stations in Knoxville (WWST-FM and WMYU-FM) of $7.8 million. Excluding the one time gain on the exchange of KQRC, pretax earnings increased 11.8 % over 1997.

Revenue from the television stations was $72.3 million, a 9.4% increase over 1997 revenue of $66.1 million. Increased market share in Milwaukee, double-digit market growth in Las Vegas and 1998 election year advertising of $5.1 million contributed to the revenue growth. Pretax earnings of $28.8 million in 1998 represented a 19.1% increase over 1997 pretax earnings of $24.2 million.

Revenue from the radio stations was $42.8 million, a 19.6% increase over 1997 revenue of $35.8 million. Revenue growth in 1998 is attributed to increased market share in Milwaukee and 1998 acquisitions in Omaha, Tucson, Knoxville and Boise. Without the 1998 acquisitions, revenue would have increased by $4.1 million, or 11.5%, over 1997. Pretax earnings were $5.2 million and $14 million in 1998 and 1997, respectively. Without the pretax gain on the trade of the radio station in Kansas City, 1998 pretax earnings declined 15% compared with 1997 pretax earnings. The decline in pretax earnings at the radio group was due to a combination of amortization costs related to new acquisitions and lower than anticipated results at KIXD-FM in Tucson, the Boise group and the Knoxville group.

Printing
--------
Revenue was $233.7 million in 1998, an 8.4% increase compared with $215.6 million in 1997. The pretax loss of $8.2 million in 1998 represented a significant decline from the pretax loss of $1 million in 1997.

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

Add Inc.'s printing plants had revenue of $51.8 million in 1998, a 67.6% increase over 1997 revenue of $30.9 million. The increase was due to the acquisitions of CNI in late 1998 and Dixie Web, a printing plant in Louisiana, in mid-1997 and a growing customer base in Hartland, Wisconsin. In 1998, pretax earnings decreased to $1.8 million from $4.1 million in 1997. The decrease in pretax earnings reflects the loss of major printing customers at the Connecticut printing plant.

Telecommunications
------------------
In 1998, revenue at Norlight Telecommunications Inc. was $81.9 million, a 34.8% increase over the prior year's revenue of $60.8 million. Pretax earnings of $24.1 million in 1998 grew 95.6% over 1997 pretax earnings of $12.3 million. Both revenue and pretax earnings growth were results of burgeoning demand for telecommunication services and the company's ability to effectively sell capacity available as a consequence of continued investment in network expansion. In 1998, Norlight sold a segment of the business targeting small business and residential long distance service customers. Norlight recorded a reserve for this loss of $1.7 million in 1997. The actual loss experienced at the time of sale was $1.6 million.

Direct Marketing
----------------
Revenue for PrimeNet Marketing Services was $12.9 million in 1998, a 6.6% increase from $12.1 million in 1997. The reported pretax loss in 1998 of $365,000 is approximately $1 million less than the pretax loss of $1.3 million reported in 1997.

PrimeNet's St. Paul operation had revenue of $5.6 million, which was an increase of $750,000 over 1997. The operation's pretax loss was $735,000, representing a $564,000 improvement from 1997.

PrimeNet's Clearwater operation had revenue of $7.3 million in 1998 compared with $7.2 million in 1997. Pretax earnings were $370,000 in 1998, and essentially break-even in 1997.


OTHER INCOME AND EXPENSE

Dividend and interest income was $4.3 million in 1999, a decrease from $6.3 million in 1998. The decrease in 1999 was the result of a decrease in short-term investments due to the significant acquisitions and capital expenditures completed during the year. Dividend and interest income of $6.2 million in 1997 was essentially unchanged from the amount posted in 1998 because an increase in short-term investments was offset by a decline in short-term interest rates.

INCOME TAXES

Income taxes were 39.6% of pretax earnings in 1999, 40.9% in 1998 and 41.4% in 1997. Changes in the effective tax rate are a result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences. Permanent tax differences exist for goodwill amortization relating to acquisitions before 1993.

NET EARNINGS

Net earnings for 1999 were $69.4 million or $2.54 per share, compared with net earnings of $60.7 million or $2.16 per share in 1998. In 1997, net earnings for the year were $56.2 million or $2.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, which is a significant source of the Company's liquidity, totaled $119.2 million, $109.4 million and $109.2 million in 1999, 1998 and 1997, respectively.

Principal uses of cash for investing purposes during this period were for property and equipment expenditures and acquisitions. Capital expenditures for property and equipment totaled $69.3 million in 1999, $45.2 million in 1998 and $39.4 million in 1997. The Company also has continued to be active in acquiring other businesses. Cash used for acquisitions was $132.6 million, $42.5 million and $21.1 million in 1999, 1998 and 1997, respectively. Cash provided by the liquidation of the corporate life insurance investment pool was $21 million in 1998.

Cash used in financing activities totaled $39 million, $25.4 million and $4.5 million in 1999, 1998 and 1997, respectively. Net short-term borrowings provided $12.1 million of cash in 1999. Dividends paid during 1999 were $31.3 million or $1.14 per share, compared with $31.1 million ($1.10 per share) in 1998 and $30.2 million ($1.10 per share) in 1997. In 1999, net purchases of treasury stock totaled $19.6 million. In 1998 and 1997, the net sales of treasury stock totaled $5.3 million and $26.3 million, respectively.

Net working capital at the end of 1999 decreased to $1 million from $136 million at the end of 1998. During 1999, cash and cash equivalents represented the primary source of funds to finance the Company's $132.6 million in acquisitions. Total indebtedness was provided by a line of credit. The line of credit, current portion of long-term obligations and long-term obligations combined increased by $16.5 million in 1999. Commitments for television programs not yet available for broadcast as of Dec. 31, 1999, were $12.3 million. In addition, the board of directors approved a plan to spend up to $106.6 million to build a new production facility for the Milwaukee Journal Sentinel. The project is expected to be completed in 2002.

On Jan. 21, 2000, the Company renewed its unsecured short-term line of credit in an aggregate amount not to exceed $45 million. The Company expects to use the line of credit for initial payments for the new Journal Sentinel press equipment and facility and other general corporate purposes.

IMPAIRMENT AND INTANGIBLE ASSETS

Goodwill, broadcast licenses and other intangible assets account for 40.6% and 20.5% of total assets in 1999 and 1998, respectively. These assets, resulting primarily from acquisitions, are recorded at fair market value at the time of acquisition and amortized on a straight-line basis over the expected benefit period up to 40 years. The assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such impairment has been identified.

YEAR 2000 UPDATE

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company estimates that labor and other operating costs associated with the Year 2000 project to date were $2.8 million. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

EFFECT OF INFLATION

The Company's results of operations and financial condition have not been significantly affected by general inflation. The Company has reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment exists, increased selling prices. However, changes in newsprint prices, could have an impact on costs, which the Company may not be able to offset fully in its pricing or cost containment programs.


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       -------------------------------------------------------------------

The Company is exposed to changes in interest rates and foreign currency exchange rates in the normal course of its business. However, a 10% change in the interest rate is not expected to have a material impact on the Company's results of operations. In addition, the Company has minimal operations outside the United States and has not entered into any foreign currency derivative instruments.


                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------
                             AND SUPPLEMENTARY DATA
                             ----------------------

The Registrant's Financial Statements with Report of Independent Public Auditors are presented in Exhibit 13, as provided on pages 8 through 16 of the Registrant's Annual Report, and are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            --------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

                                      None.

                                    PART III
                                    --------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than May 1, 2000. Information about executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than May 1, 2000.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                -------------------------------------------------
                              OWNERS AND MANAGEMENT
                              ---------------------

The following are beneficial owners of the Registrant:



                              Shares Held                 Percent of Ownership
Name                          as of March 13, 2000(1)     *denotes less than 1%
----                          --------------------        ---------------------
Matex, Inc. (2)                    2,640,000                       9.2%
Heirs of Harry J. Grant (2)          240,000                         *

The  following  chart  states  the  equity  ownership  of each  Director  of the
Registrant:

                              Units Held                   Percent of Ownership
Name                          as of March 13, 2000(1)      *denotes less than 1%
----                          --------------------         --------------------
Todd K. Adams                     40,490                             *
Paul M. Bonaiuto                  53,120                             *
James J. Ditter                   30,698                             *
Robert M. Dye                    104,240                             *
James L. Forbes (a)                   --(3)
Carl D. Gardner                   45,500                             *
Richard J. Gasper                 37,564                             *
Dawn M. Howley (e)                 2,250                             *
Stephen O. Huhta                  83,210                             *
Robert A. Kahlor (b)             179,433                             *
Mark J. Keefe                     25,130                             *
Douglas G. Kiel                   83,998                             *
Kenneth J. Kozminski              14,390                             *
Paul E. Kritzer                   93,590                             *
Ronald G. Kurtis                 130,500                             *
David G. Meissner (c)                 --(2)                          -- (2)
John E. Mollwitz (e)              37,970                             *

Roger D. Peirce (d)                   --(3)
James P. Prather                  17,780                             *
David D. Reszel (e)               56,730                             *
Eric J. Seebacher (e)              6,300                             *
Anton J. Sinkovits (e)             4,460                             *
Steven J. Smith                  174,060                             *
Keith K. Spore                    63,500                             *
Karen O. Trickle                   9,194                             *
Donna M. Wells (e)                 9,930                             *
Lloyd W. Wright (e)                  525                             *
Robert T. Zynda (e)                4,332                             *


(a) James L. Forbes (67)
Director of Journal Communications, Inc. since September 1996; Chairman and CEO of Badger Meter, Inc., Milwaukee, Wisconsin, since 1987.

(b) Robert A. Kahlor (66)
Director of Journal Communications, Inc. since March 1973; Chairman of the Board of Journal Communications, Inc. from September 1992 to December 1998; Chief Executive Officer of Journal Communications, Inc. from September 1992 to March 1998.

(c) David G. Meissner (62)
Director of Journal Communications, Inc. since June 1988; President Matex Inc.; Executive Director, Public Policy Forum, Milwaukee, Wisconsin.

(c) Roger D. Peirce (61)
Director of Journal Communications, Inc. since September 1996; Vice Chairman and
Chief  Executive  Officer  of  Super  Steel  Products  Corporation,   Milwaukee,
Wisconsin, from 1986 to 1994.

(e) Unitholder Council Representatives - non-management employees elected to the Board of Directors to represent all unitholders from all subsidiaries and divisions of the Registrant.

     Dawn M. Howley (38)
     Director  of  Journal  Communications,   Inc.  since  June  1999;  Accounts
     Receivable, Corporate Credit and Collections Manager, IPC Communication Services, Inc.* since 1992.

     John E. Mollwitz (57)
     Director of Journal Communications, Inc. since June 1998; Senior Copy Editor of The Milwaukee Journal Sentinel, Journal Sentinel Inc.* since November 1995; Senior Online Producer of On Wisconsin, Journal Sentinel Inc.* from June 1994 to November 1995.

     David D. Reszel (48)
     Director of Journal Communications, Inc. since June 1999; Sales Manager, Metro Display Advertising for Journal Sentinel Inc.* since 1994

     Eric J. Seebacher (30)
     Director of Journal Comm unications, Inc. since June 1999; Circulation District Sales Manager, Journal Sentinel Inc.* since January 1995.

     Anton J. Sinkovits (37)
     Director of Journal Communications, Inc. since June 1999; Graphic Artist for PrimeNet Marketing Services, Inc.*- Clearwater division since 1997; Prepress Stripper for PrimeNet Marketing Services, Inc.*- Clearwater division from 1994 to 1997.

     Donna M. Wells (43)
     Director of Journal Communications, Inc. since June 1999; Sales Promotion Director of WTMJ-TV, a station operated by Journal Broadcast Group, Inc.* since 1997; Marketing Services employee for Journal Sentinel, Inc.* for eighteen years.

     Lloyd W. Wright (39)
     Director of Journal Communications, Inc. since June 1999; Building Service Technician, Journal Sentinel Inc.* for over five years.

     Robert T. Zynda (28)
     Director of Journal Communications, Inc. since June 1998; Billing Supervisor for Ohio operations of Add, Inc.* since January 2000; Financial Analyst for Add, Inc.* from 1998 to January 2000; Accounting Supervisor for Buyers' Guide Group, a division of Add, Inc., from 1996 to 1998.

(1) A "Unit" is equivalent to beneficial interest in one (1) share of the common stock of the Registrant.
(2) Mr. Meissner owns no Units but is an officer and director of Matex Inc. and whose wife is an heir of Harry J. Grant, the founder of the Trust. Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc. Mrs. Meissner also has a 33% beneficial interest in 240,000 shares of common stock of the Registrant. Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 240,000 shares of stock of the Registrant.
(3)  Under the terms of the Trust, non-employees are not permitted to own Units.

As of March 13, 2000, the Registrant's directors were beneficial owners of 4.5% of the number of issued and outstanding shares of Journal Communications, Inc. stock.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than May 1, 2000.

                                     PART IV
                                     -------
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                ------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)  1 and 2.
     Financial Statements and Financial Statement Schedules
     ------------------------------------------------------
     The following consolidated financial statements of the Registrant are included in Item 8:

                                                      Registrant's Annual Report
                                                      Page Number
                                                      -----------
     Consolidated Balance Sheets at
              December 31, 1999 and 1998                      8

     Consolidated Statements of Earnings
              for each of the three years in
              the period ended
              December 31, 1999                               9

     Consolidated Statements of Cash Flows
              for each of the three years in the
              period ended December 31, 1999                  10

     Consolidated Statements of Retained
              Earnings for each of the three years
              in the period ended December 31, 1999           11

     Notes to Consolidated Financial Statements              11-16

     Financial Statement Schedules:                          Registrant's 10-K
              Consolidated schedules for each of the         Page Number
              three years in the period ended                -----------
              December 31, 1999:
              II - Valuation and qualifying accounts            28

     All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.   Exhibits
     --------
     The exhibits listed on page 32 are filed as part of this annual report.

(b)  Reports on Form 8-K.
     No report on Form 8-K was required to be filed by the Registrant during the quarter ended December 31, 1999.

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)


                Balance at   Additions   Additions     Deductions       Balance
                beginning    charged to  from          from             at end
                of  year     earnings    acquisitions  allowances (a)   of year
                --------     --------    ------------  --------------   -------

Allowance for
doubtful
receivables:

1999             $4,345       $3,727        $199          $3,969         $4,302

1998             $3,444       $3,790        -----         $2,889         $4,345

1997             $3,242       $3,814        $  9          $3,621         $3,444


Note:

(a) Accounts receivable written off, less recoveries, against the allowance.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      JOURNAL COMMUNICATIONS, INC.



                                      By: /s/ Steven J. Smith
                                          --------------------------------
                                          Steven J. Smith
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Todd K. Adams
---------------------------------------           March 30, 2000
Todd K. Adams, Director

/s/ Paul M. Bonaiuto
---------------------------------------           March 30, 2000
Paul M. Bonaiuto, Director &
   Chief Financial Officer
  (Principal Financial Officer)

/s/ James J. Ditter
---------------------------------------           March 30, 2000
James J. Ditter, Director

/s/ Robert M. Dye
---------------------------------------           March 30, 2000
Robert M. Dye, Director


---------------------------------------           March __, 2000
James L. Forbes, Director

/s/ Carl D. Gardner
---------------------------------------           March 30, 2000
Carl D. Gardner, Director


---------------------------------------           March __, 2000
Richard J. Gasper, Director

---------------------------------------           March __, 2000
Dawn M. Howley, Director


---------------------------------------           March __, 2000
Steven O. Huhta, Director


---------------------------------------           March __, 2000
Robert A. Kahlor, Director


---------------------------------------           March __, 2000
Mark J. Keefe, Director

/s/ Douglas G. Kiel
---------------------------------------           March 30, 2000
Douglas G. Kiel, Director


---------------------------------------           March __, 2000
Kenneth J. Kozminski, Director

/s/ Paul E. Kritzer
---------------------------------------           March 30, 2000
Paul E. Kritzer, Director

/s/ Ronald G. Kurtis
---------------------------------------           March 30, 2000
Ronald G. Kurtis, Director


---------------------------------------           March __, 2000
David G. Meissner, Director

/s/ John E. Mollwitz
---------------------------------------           March 30, 2000
John E. Mollwitz, Director


---------------------------------------           March __, 2000
Roger D. Peirce, Director

/s/ James P. Prather
---------------------------------------           March 30, 2000
James P. Prather, Director

/s/ David D. Reszel
---------------------------------------           March 30, 2000
David D. Reszel, Director

/s/ Eric J. Seebacher
---------------------------------------           March 30, 2000
Eric J. Seebacher, Director


---------------------------------------           March __, 2000
Anton J. Sinkovits, Director

/s/ Steven J. Smith
---------------------------------------           March 30, 2000
Steven J. Smith, Director &
   Chief Executive Officer
  (Principal Executive Officer)

/s/ Keith K. Spore
---------------------------------------           March 30, 2000
Keith K. Spore, Director

/s/ Karen O. Trickle
---------------------------------------           March 30, 2000
Karen O. Trickle, Director

/s/ Donna M. Wells
---------------------------------------           March 30, 2000
Donna M. Wells, Director

/s/ Lloyd W. Wright
---------------------------------------           March 30, 2000
Lloyd W. Wright, Director


---------------------------------------           March __, 2000
Robert T. Zynda, Director

                          JOURNAL COMMUNICATIONS, INC.

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

(3.2) By-Laws of Journal Communications, Inc. (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Current Report For Form 8-K dated March 5, 1996
          [Commission File No. 0-7831]).

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

(13)      Portions of Registrant's Annual Report,  filed herewith     33-45

(21)      Subsidiaries of the Registrant, filed herewith              46

(23)      Consent of Independent Auditors, filed herewith             47

(27)      Financial Data Schedule, filed herewith                     48-49