Form 10-Q
period 2000-03-26
JOURNAL COMMUNICATIONS INC
filed 2000-05-10
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ending March 26, 2000                  Commission file number 0-7831
                   --------------                                         ------
   (3 Accounting Periods)


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Number of shares of Common Stock Outstanding - March 26, 2000
26,836,496
----------

                               FORM 10-Q
                     JOURNAL COMMUNICATIONS, INC.


Quarter Ended March 26, 2000                       Commission file number 0-7831
              --------------                                              ------

                                 INDEX

                                                                        Page No.
                                                                        --------

Part I.       Financial Information

              Item 1.  Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets
                   March 26, 2000 and December 31, 1999                      2

                   Consolidated Condensed Statements of Income
                   Three Periods Ended March 26, 2000 and
                   March 28, 1999                                            3

                   Consolidated Condensed Statements of Cash Flows
                   Three Periods Ended March 26, 2000 and
                   March 28, 1999                                            4

                   Notes to Consolidated Condensed
                   Financial Statements-March 26, 2000                       5

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         7

              Item 3.  Quantitative and Qualitative Disclosure of
                       Market Risk                                          11


 Part II.     Other Information

              Items 1-6.                                                    11

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)

                Part 1, Item 1. Financial Statements (Unaudited)
                      Consolidated Condensed Balance Sheets
                      March 26, 2000 and December 31, 1999
                             (Dollars in thousands)

ASSETS                                                  03/26/2000   12/31/1999
------                                                  ----------   ----------
                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                           $ 10,249      $ 10,108
     Receivables, less allowance for doubtful
       accounts of $5,021 and $4,302                       97,494       104,434
     Inventories                                           19,235        19,875
     Prepaid expenses                                       6,210         8,756
     Deferred income taxes                                  5,781         5,781
                                                         --------      --------

         Total current assets                             138,969       148,954

Property and equipment, at cost, less accumulated
     depreciation of $293,057 and $285,797                221,236       216,698
Goodwill , net                                            113,834       114,429
Broadcast licenses, net                                   122,353       123,348
Other intangibles assets, net                              20,352        21,569
Other assets                                               13,862        14,072
                                                         --------      --------

         Total assets                                    $630,606      $639,070
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Line of Credit                                      $ 16,750      $ 12,115
     Accounts payable                                      41,420        52,092
     Taxes on income                                        5,734        (1,324)
     Accrued compensation                                  20,535        24,258
     Deferred revenue                                      17,606        19,807
     Accrued employee benefits                             28,674        27,693
     Other current liabilities                             13,528        10,472
     Current portion of long-term obligations               2,612         2,866
                                                         --------      --------

         Total current liabilities                        146,859       147,979

 Long-term obligations                                      5,089         4,991
 Deferred income taxes                                     20,403        20,403
 Stockholders' equity:
      Common stock - authorized and issued
      28,800,000 shares ($0.125 par value)                  3,600         3,600
      Retained earnings                                   510,909       504,115
      Treasury stock, at cost                             (56,254)      (42,018)
                                                         --------      --------

         Total stockholders' equity                       458,255       465,697
                                                         --------      --------

         Total liabilities and stockholders' equity      $630,606      $639,070
                                                         ========      ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)

                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)

                                                         Three Periods Ended
                                                         -------------------
                                                      03/26/2000     03/28/1999
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Revenue                                              $   179,914    $   165,557
                                                     -----------    -----------
Costs and expenses:
         Cost of sales                                    95,167         88,945
         Selling/administrative expenses                  61,584         53,058
                                                     -----------    -----------
              Total costs and expenses                   156,751        142,003
                                                     -----------    -----------

Operating earnings                                        23,163         23,554

     Net interest and dividends                              145          1,856
     Net gain (loss) on sale of assets                      (387)            45
                                                     -----------    -----------

Earnings before income taxes                              22,921         25,455

Provision for income taxes                                 9,084         10,451
                                                     -----------    -----------

Net earnings                                         $    13,837    $    15,004
                                                     ===========    ===========

Weighted average number of common
         shares outstanding                           27,323,839     27,578,515
                                                     ===========    ===========

Earnings per share                                   $      0.51    $      0.54
                                                     ===========    ===========

Cash dividend per share                              $      0.30    $      0.28
                                                     ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
     (3 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                         Three Periods Ended
                                                         -------------------
                                                      03/26/2000     03/28/1999
                                                       ---------      ---------
                                                      (Unaudited)   (Unaudited)

Cash flow from operating activities:
  Net earnings                                         $  13,837      $  15,004
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Depreciation and amortization                         11,504          9,394
    Net (gain) loss from sales of assets                     387            (45)
    Net changes in current assets and
     current liabilities
       Receivables                                         6,820          5,071
       Inventories                                           573             79
       Accounts payable                                  (10,560)           354
       Other current assets and liabilities                7,638          3,518
                                                       ---------      ---------

    Net cash provided by operating activities             30,199         33,375
                                                       ---------      ---------
Cash flow from investing activities:
    Proceeds from sales of assets                            252              1
    Property and equipment expenditures                  (13,738)        (7,872)
    Acquisition of businesses                                (26)          (188)
    Other                                                    109             89
                                                       ---------      ---------

    Net cash used for investing activities               (13,403)        (7,970)
                                                       ---------      ---------
Cash flow from financing activities:
    Net increase in line of credit                         4,635              0
    Net decrease in long-term obligations                   (180)          (342)
    Net purchases of treasury stock                      (12,992)       (14,804)
    Cash dividends                                        (8,118)        (7,728)
                                                       ---------      ---------

    Net cash used for financing activities               (16,655)       (22,874)
                                                       ---------      ---------

Net increase in cash and cash equivalents                    141          2,531

Cash and cash equivalents
    Beginning of year                                     10,108        131,051
                                                       ---------      ---------
    March 26, 2000 and March 28, 1999                  $  10,249      $ 133,582
                                                       =========      =========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                                 March 26, 2000
                                 --------------
                        (Unaudited, Dollars in thousands)

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

     Operating results for the three periods ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1999.

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

3.   Segment Information
     -------------------
                                                   Three Periods Ended
                                                   -------------------
                                             03/26/2000        03/28/1999
                                             ----------        ----------
                                             (Unaudited)       (Unaudited)
     Revenues by operating segment
     -----------------------------
     Journal Sentinel Inc.                    $  56,487         $  57,677
     Journal Broadcast Group                     29,819            23,346
     Norlight Telecommunications                 26,833            23,174
     IPC Communication Services                  26,297            22,421
     Add Inc.                                    24,101            24,309
     NorthStar Print Group                       13,456            12,200
     PrimeNet Marketing Services                  3,592             3,173
     Corporate and eliminations                    (671)             (743)
                                              ---------         ---------
                                              $ 179,914         $ 165,557
                                              =========         =========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
    (3 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                                 March 26, 2000
                                 --------------
                        (Unaudited, Dollars in thousands)

                                                   Three Periods Ended
                                                   -------------------
                                             03/26/2000        03/28/1999
                                             ----------        ----------
                                             (Unaudited)       (Unaudited)

Earnings (losses) before income taxes by operating segment
----------------------------------------------------------

Journal Sentinel Inc.                         $  10,557         $  10,774
Journal Broadcast Group                           2,862             4,986
Norlight Telecommunications                       8,256             7,760
IPC Communication Services                        1,662               235
Add Inc.                                         (1,214)               68
NorthStar Print Group                               (55)             (337)
PrimeNet Marketing Services                         281               110
Corporate and eliminations                          427                 3

Net interest and dividends                          145             1,856
                                              ---------         ---------
                                              $  22,921         $  25,455
                                              =========         =========


                                             03/26/2000        12/31/1999
                                              ---------         ---------
                                             (Unaudited)        (Audited)
Total assets by operating segment
---------------------------------

Journal Sentinel Inc.                         $  70,285         $  68,492
Journal Broadcast Group                         271,020           277,834
Norlight Telecommunications                      93,117            91,861
IPC Communication Services                       53,881            56,438
Add Inc.                                         72,639            72,950
NorthStar Print Group                            29,146            29,339
PrimeNet Marketing Services                      14,650            14,426
Corporate and eliminations                       25,868            27,730
                                              ---------         ---------

                                              $ 630,606         $ 639,070
                                              =========         =========

See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

4.   Comprehensive Income
     --------------------
     Total comprehensive income was $13,667 for the three periods ended March 26, 2000, and $14,621 for the three periods ended March 28, 1999.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
     (3 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Results of Operations
---------------------

Consolidated revenue for the three periods ended March 26, 2000, the Company's first quarter, totaled $179.9 million, an increase of $14.4 million or 8.7% compared to the first quarter of 1999. The companies contributing to the revenue growth were IPC Communication Services (IPC) and Norlight Telecommunications (Norlight). Revenue from two significant 1999 Journal Broadcast Group acquisitions, KMIR-TV in Palm Springs, Calif., and the 13 radio stations purchased from Great Empire Broadcasting, Inc., also contributed to the increase.

While the first quarter showed strong revenue growth, consolidated pretax earnings were $22.9 million, a decrease of $2.5 million or 10% versus the same period in 1999. Increases in pretax earnings at IPC, Norlight, NorthStar Print Group, and PrimeNet Marketing Services (PrimeNet) were more than offset by declines at Journal Broadcast Group, Add Inc. and corporate investment interest income.

Journal Sentinel Inc. revenue was $56.5 million and $57.7 million for the first quarter of 2000 and 1999, respectively. The 2.1% decline is a result of shortfalls in both advertising and circulation. In addition to the closing of two major retailers in the Milwaukee market, other large retailers have curtailed their advertising spending in both ROP (run-of-press) and preprints. Circulation has seen a drop-off in both daily and Sunday net-paids as home deliveries in Milwaukee County have declined and single copy sales in the Milwaukee County are down due to rule changes by the Audit Bureau of Circulations (ABC). Earnings before taxes were $.2 million behind the first quarter of 1999 at $10.6 million mainly due to higher payroll and employee benefit costs.

Consolidated Journal Broadcast Group saw its revenue increase 27.7% or $6.5 million to $29.8 million in the first quarter of 2000 over 1999. However, if we eliminate the 1999 television and radio acquisitions and compare revenue on a same-station basis, the increase was approximately $650,000, or 2.8%. Earnings before taxes were $2.9 million and $5.0 million, respectively, for the first quarters of 2000 and 1999. Again, on a same-station basis, earnings before taxes were $3.6 million in 2000, a decrease from 1999 of $1.4 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
   (3 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Revenue from the television stations for the first quarter in 2000 was $15.8 million, compared with $14.6 million in the first quarter of 1999, an increase of 8.2%. Without KMIR-TV, which was acquired in 1999, revenue lagged the first quarter of last year by $300,000 or 2%. This decline is mainly due to slow national sales at WTMJ-TV in Milwaukee, Wis., which have outweighed an improved sales effort at KTNV in Las Vegas, Nev. Television earnings before taxes were $3.9 million in the first quarter of 2000 compared with $4.6 million in 1999. The revenue shortfalls at WTMJ-TV have resulted in earnings shortfalls as well. Same-station television pretax earnings were $3.7 million in 2000.

Revenue from the radio stations was $14.0 million and $8.7 million for the first quarter of 2000 and 1999, respectively, an increase of 60.6%. Excluding the $4.3 million contributed by the 13 radio stations acquired in 1999, revenue increased 10.8% compared to the first quarter of 1999. Revenue increases were recorded in the Milwaukee, Knoxville, Tenn. and Boise, Idaho, markets. In Milwaukee, ratings have increased at WKTI-FM and WTMJ-AM continues to be the number one revenue generating station in the market. Revenue increases in Boise have been a result of new management, an expanded, high quality sales force and improved Arbitron ratings. The operations in Knoxville have experienced an increase in sales and have been aggressively marketing and promoting their stations. The radio operations reported a pretax loss of $1 million in the first quarter of 2000 compared with pretax earnings of $400,000 in 1999. The 13 newly acquired radio stations accounted for the $1 million loss while the same-station radio stations recorded breakeven results.

During the first quarter of 2000, Norlight has continued its strong revenue and earnings performance. Revenue increased $3.7 million or 15.8% compared to first quarter 1999. Earnings before taxes were $8.3 million in first quarter 2000 and $7.8 million in first quarter 1999, a 6.4% increase. The Michigan network expansion, which began in 1999, is expected to be partially operational in April and fully operational by September. The additional network expansion into Indiana and Minnesota is expected to begin operating in third quarter 2000. These additional capital outlays are expected to bring increased future revenues to the Company.

Revenue from IPC was $26.3 million and $22.4 million in the first quarter of 2000 and 1999, respectively. The increase of 17.3% is mainly due to the procurement of new publication accounts and increased volume from its existing publications and software customers in its Michigan and California operations. The European operation has experienced an increase in its fulfillment business to help drive revenue growth. Earnings before taxes of $1.7 million represent an increase of $1.4 million compared to first quarter 1999. This increase is the result of increased volume and improvements in the manufacturing processes at both the Michigan and California operations.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
   (3 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Add Inc.'s revenue was $24.1 million in first quarter 2000 compared to $24.3 million in first quarter 1999. Revenue increases from the start-up papers in the Fox Valley region in Wisconsin and publications in Florida were offset by decreases from publications and printing in Ohio and Central Wisconsin. Add Inc. recorded a pretax loss of $1.2 million in the first quarter of 2000 compared with breakeven results in 1999. This is mainly due to higher than anticipated costs for the Fox Valley start-ups. In March 2000, Add Inc. acquired the Berkshire Pennysaver, a free publication delivered to over 14,000 residences and businesses in Lee, Mass. Also in March, Add Inc. announced the closing of its Community Newspapers printing facility in Oak Creek, Wis., consolidating these operations with those in Hartland, Wis. A new press is currently being installed at the Waupaca, Wis. printing facility, which will increase Add Inc.'s productivity and color printing availability. This investment should provide a platform for growth in revenue and profitability.

NorthStar Print Group's revenue was $13.5 million and $12.2 million in first quarter 2000 and 1999, respectively. All three printing operations contributed to the $1.3 million revenue increase. A pretax loss of $55,000 was a $282,000 improvement over the same time period of 1999.

PrimeNet experienced improvements in both revenue and earnings before taxes at its St. Paul, Minn., and Clearwater, Fla., operations. First quarter 2000 revenue was $3.6 million compared to $3.2 million during first quarter 1999. Earnings before taxes increased $171,000 or 156.1% during first quarter 2000 to $281,000.

Nonoperating Income and Taxes
-----------------------------

Interest income from short-term investments decreased by $1.7 million, compared to first quarter 1999 as a result of a decrease in cash and cash equivalents. These funds were principally used to acquire both Great Empire Broadcasting and KMIR-TV. The effective tax rate was 39.6% in first quarter 2000 compared to 41.1% in first quarter 1999. This change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations, which is a significant source of the Company's liquidity, was $30.2 million in first quarter 2000 compared to $33.4 million in first quarter 1999. Cash used for investing purposes was $13.4 million during the first quarter in 2000 compared to $8.0 million during the same time period in 1999. The Company used this cash to fund capital expenditures of property and equipment, specifically for the Norlight fiber-optic network expansion and new presses for Add Inc. and IPC. Cash for financing decreased to $16.7 million in first quarter 2000 from $22.9 million in first quarter 1999. The Company purchased fewer shares of treasury stock in 2000 compared with the same period in 1999 and increased it borrowings on its line of credit by $4.6 million.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  ---------------                                         ------
     (3 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

As of March 26, 2000, $16.8 million of the Company's $45 million credit facility was outstanding. The Company expects to use the line of credit to fund capital expenditures of property and equipment, including initial down payments for the new Journal Sentinel press facility, and other general corporate purposes.

Other Matters
-------------

On April 11, 2000 the Company completed the sale of the assets of KSRV-AM and KSRV-FM which serve the Ontario, Oregon, radio market to Horizon Broadcasting Group for $2.5 million. The Company expects to record a minimal gain on the sale. On April 12, 2000, the Company completed the purchase of the assets of KFXJ-FM in Boise, Idaho from Doubledee Broadcast Group for $3.7 million.

In November 1999, the Company reached an agreement to purchase KOEZ-FM, licensed to Newton, Kansas, from Kansas Radio Assets LLC. The Company is awaiting approval by the Federal Communications Commission.

Year 2000
---------

The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward Looking Statements
--------------------------

This Interim Report on Form 10-Q contains forward-looking statements that may state the Company's or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
    (3 Accounting Periods)


         Item 3. Quantitative and Qualitative Disclosure of Market Risk
         --------------------------------------------------------------

None.

                           Part II. Other Information
                           --------------------------

                           Item 1 - Legal Proceedings
                           --------------------------

On April 14, 2000, the Milwaukee County Circuit Court (J. Donegan) on a motion for summary judgement in Gauthier v. Journal Communications, Inc., ruled that the Company was contractually liable to a class of plaintiffs for requiring them to sell back their Journal units prematurely. The suit was filed by five former employees who owned Journal units (unitholders). The unitholders were terminated at the time of the 1995 merger of The Milwaukee Journal and the Milwaukee Sentinel. The judge previously ruled that the lawsuit could be a class action to include other former unitholders who terminated during the newspaper merger. As a result of the merger, some full-time employees took early retirement and others received voluntary separation incentives. Under the Journal Employees' Stock Trust Agreement (JESTA), employees whose employment is terminated before retirement are required to sell back all units to the Company upon termination. In January 1995, a stock sell-back policy was approved by the trustees of JESTA that employees who lose their jobs because of corporate restructuring were given more time to sell back their stock. Employees with twenty (20) or more years as a unitholder had up to five (5) years to sell their stock, one-fifth each year; fifteen (15) to twenty (20) years a unitholder had up to four (4) years, one-fourth each year; ten (10) to fifteen (15) years as a unitholder had three
(3) years, one-third each year; five (5) to ten (10) years as a unitholder had two (2) years, one-half each year; and two (2) to five (5) years as a unitholder had one year. The judge ruled that the former employees, who signed separation agreements in 1995, should have been allowed to sell back units at any point during the time period. He based his decision on a Journal Sentinel internal memorandum that outlined termination incentives, including the stock sell-back schedule but without the language specifying the portion to be sold each year. That information was widely known and understood. The memorandum was not part of the separation agreement that employees signed, but it was referred to in the agreement. Under the judge's ruling, for instance, a twenty (20) year unitholder would be permitted to hold all units until five years had passed, rather than selling some each year. The Company disagrees with this ruling and on April 21, it filed an interlocutory appeal before the Wisconsin Court of Appeals to have this decision reversed. At this time the impact of this decision on the Company or JESTA cannot be determined.


               Item 2 - Changes in Securities and Use of Proceeds
               --------------------------------------------------

None

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)

                    Item 3 - Defaults upon Senior Securities
                    ----------------------------------------

None

           Item 4 - Submission of Matter to a Vote of Security Holders
           -----------------------------------------------------------

None

                           Item 5 - Other Information
                           --------------------------

None

                    Item 6 - Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)  Exhibit (27) Financial Data Schedule
(b)  None

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)


                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JOURNAL COMMUNICATIONS, INC.
                                     ----------------------------
                                     Registrant




Date May 10, 2000                    /s/ Steven J. Smith
     ------------                    ------------------------------------------
                                     Steven J. Smith, Chairman and Chief
                                     Executive Officer




Date May 10, 2000                    /s/ Paul M. Bonaiuto
     ------------                    ------------------------------------------
                                     Paul M. Bonaiuto, Executive Vice President
                                     and Chief Financial Officer

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended March 26, 2000                   Commission file number 0-7831
                  --------------                                          ------
   (3 Accounting Periods)



                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

    27            FINANCIAL DATA SCHEDULE