Form 10-Q
period 2000-06-18
JOURNAL COMMUNICATIONS INC
filed 2000-08-02
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending June 18, 2000                  Commission file number 0-7831
                   -------------                                         ------
     (6 Accounting Periods)


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
          such filing requirements for the past 90 days.  YES _X_   NO__

Number of shares of Common Stock Outstanding - June 18, 2000
27,196,590
----------

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.



Quarter Ended June 18, 2000                        Commission file number 0-7831
              -------------                                               ------


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.       Financial Information

              Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets
                   June 18, 2000 and December 31, 1999 (Unaudited)           2

                   Consolidated Condensed Statements of Income
                   Three and Six Periods Ended June 18, 2000 and
                   June 20, 1999 (Unaudited)                                 3

                   Consolidated Condensed Statements of Cash Flows
                   Six Periods Ended June 18, 2000 and
                   June 20, 1999 (Unaudited)                                 4

                   Notes to Consolidated Condensed
                   Financial Statements - June 18, 2000                      5

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         7

              Item 3.  Quantitative and Qualitative Disclosure of
                       Market Risk                                          10


 Part II.     Other Information

              Items 1-6                                                     11

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  -------------                                           ------
     (6 Accounting Periods)

                      Part 1, Item 1. Financial Statements
                      Consolidated Condensed Balance Sheets
                       June 18, 2000 and December 31, 1999
                             (Dollars in thousands)

ASSETS                                                  06/18/2000   12/31/1999
------                                                  ----------   ----------
                                                        (Unaudited)
Current assets:
     Cash and cash equivalents                           $  8,395      $ 10,108
     Receivables, less allowance for doubtful
       accounts of $4,763 and $4,302                      110,959       104,434
     Inventories:
          Paper and supplies                               10,168        11,984
          Work in process                                   2,660         2,758
          Finished goods                                    6,095         5,133
                                                         --------      --------
                                                           18,923        19,875

     Prepaid expenses                                       5,167         8,756
     Deferred income taxes                                  5,781         5,781
                                                            -----      --------

         Total current assets                             149,225       148,954

Property and equipment, at cost, less accumulated
     depreciation of $299,758 and $285,797                240,389       216,698
Goodwill , net                                            113,975       114,429
Broadcast licenses, net                                   126,018       123,348
Other intangibles assets, net                              19,687        21,569
Other assets                                               13,644        14,072
                                                         --------      --------

         Total assets                                    $662,638      $639,070
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit                                      $ 30,540      $ 12,115
     Accounts payable                                      37,623        52,092
     Taxes on income                                        1,792        (1,324)
     Accrued compensation                                  23,345        24,258
     Deferred revenue                                      22,356        19,807
     Accrued employee benefits                             30,397        27,693
     Other current liabilities                             13,169        10,472
     Current portion of long-term obligations               2,553         2,866
                                                         --------         -----

         Total current liabilities                        161,775       147,979

 Long-term obligations                                      4,365         4,991
 Deferred income taxes                                     20,403        20,403
 Stockholders' equity:
      Common stock - authorized and issued
      28,800,000 ($0.125 par value)                         3,600         3,600
      Retained earnings                                   521,594       504,115
      Treasury stock, at cost                             (49,099)      (42,018)
                                                           ------        ------

             Total stockholders' equity                   476,095       465,697
                                                          -------       -------

             Total liabilities and stockholders' equity  $662,638      $639,070
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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  -------------                                           ------
     (6 Accounting Periods)

                                    Consolidated Condensed Statements of Income
                             (Dollars in thousands except share and per share amounts)
                                                    (Unaudited)


                                                              Three Periods Ended                  Six Periods Ended
                                                              -------------------                  -----------------
                                                         06/18/2000        06/20/1999        06/18/2000       06/20/1999
                                                         ----------        ----------        ----------       ----------

Revenue                                                   $ 187,493         $ 174,940         $ 367,407        $ 340,497
                                                            -------           -------           -------          -------
 Costs and expenses:
         Cost of sales                                       96,710            90,539           191,877          179,484
         Selling/administrative expenses                     62,658            55,307           124,242          108,365
                                                            -------          --------           -------          -------
         Total costs and expenses                            59,368           145,846           316,119          287,849
                                                            -------           -------           -------          -------

Operating earnings                                           28,125            29,094            51,288           52,648

     Net interest income (expense) and dividends                (33)            1,650               112            3,506
     Net gain (loss) on sale of assets                         (358)               41              (745)              86
                                                         ----------        ----------        ----------       ----------

Earnings before income taxes                                 27,734            30,785            50,655           56,240

Provision for income taxes                                   10,982            12,595            20,066           23,046
                                                            -------           -------          --------         --------

Net earnings                                              $  16,752         $  18,190         $  30,589        $  33,194
                                                            =======           =======           =======          =======
Weighted average number of common
         shares outstanding                              27,011,364        27,405,699        27,169,440       27,493,623
                                                         ==========        ==========        ==========       ==========

Earnings per share                                        $    0.62         $    0.66         $    1.13        $    1.21
                                                              =====              ====              ====             ====

Cash dividend per share                                   $    0.35         $    0.28         $    0.65        $    0.56
                                                              =====              ====              ====             ====



     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 18, 2000                   Commission file number 0-7831
                  -------------                                         -------
     (6 Accounting Periods)

                                  Consolidated Condensed Statements of Cash Flows
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                             Six Periods Ended
                                                                             -----------------
                                                                      06/18/2000              06/20/1999
                                                                      ----------              ----------
Cash flow from operating activities:
     Net earnings                                                       $ 30,589               $  33,194
     Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                      23,995                  20,678
       Net (gain) loss from sales of assets                                  745                     (86)
       Net changes in current assets and
         current liabilities
          Receivables                                                     (6,665)                 (6,430)
          Inventories                                                        844                   1,205
          Accounts payable                                               (14,303)                 (4,570)
          Other current assets and liabilities                             1,099                   4,839
                                                                      ----------              ----------

       Net cash provided by operating activities                          36,304                  48,830
                                                                      ----------              ----------

Cash flow from investing activities:
       Proceeds from sales of assets                                         289                     167
       Property and equipment expenditures                               (43,217)                (22,152)
       Acquisition of businesses                                          (5,257)                (99,362)
       Other                                                                 376                    (604)
                                                                      ----------              ----------

       Net cash used for investing activities                            (47,809)               (121,951)
                                                                      ----------              ----------

Cash flow from financing activities:
       Net increase in line of credit                                     30,540                       0
       Net decrease in long-term obligations                              (1,022)                   (740)
       Net purchases of treasury stock                                    (2,082)                (18,052)
       Cash dividends                                                    (17,644)                (15,447)
                                                                      ----------              ----------

       Net cash provided (used) by financing activities                    9,792                 (34,239)
                                                                      ----------              ----------

Net decrease in cash and cash equivalents                                 (1,713)               (107,360)

Cash and cash equivalents
       Beginning of year                                                  10,108                 131,051
                                                                      ----------              ----------
       June 18, 2000 and June 20, 1999                                $    8,395              $   23,691
                                                                      ==========              ==========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  -------------                                           ------
     (6 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                             (Dollars in thousands)

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

     Operating results for the six periods ended June 18, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1999.

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

3.   Segment Information
     -------------------

                                                     Three Periods Ended                  Six Periods Ended
                                                     -------------------                  -----------------
                                                    06/18/2000     06/20/1999         06/18/2000      06/20/1999
                                                    ----------     ----------         ----------      ----------
                                                    (Unaudited)    (Unaudited)        (Unaudited)     (Unaudited)
     Revenues by operating segment
     -----------------------------
     Journal Sentinel Inc                           $   54,542     $   55,445         $  111,029      $  113,122
     Journal Broadcast Group                            35,368         28,113             65,187          51,459
     Norlight Telecommunications                        27,877         22,827             54,710          46,001
     IPC Communication Services                         25,230         24,969             51,527          47,390
     Add Inc.                                           27,406         26,539             51,507          50,848
      NorthStar Print Group                             14,245         14,860             27,701          27,060
      PrimeNet Marketing Services                        3,529          2,639              7,121           5,812
     Corporate and eliminations                           (704)          (452)            (1,375)         (1,195)
                                                    ----------     ----------         ----------      ----------
                                                    $  187,493     $  174,940         $  367,407      $  340,497
                                                    ==========     ==========         ==========      ==========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                             (Dollars in thousands)

                                                        Three Periods Ended                Six Periods Ended
                                                        -------------------                -----------------
                                                    06/18/2000     06/20/1999         06/18/2000      06/20/1999
                                                    ----------     ----------         ----------      ----------
                                                    (Unaudited)    (Unaudited)        (Unaudited)     (Unaudited)

Earnings (losses) before income taxes by operating segment
----------------------------------------------------------
Journal Sentinel Inc                                 $  10,936      $  11,127          $  21,493       $  21,901
Journal Broadcast Group                                  7,405          8,104             10,267          13,089
Norlight Telecommunications                              8,457          6,698             16,713          14,458
IPC Communication Services                                 816            884              2,478           1,119
Add Inc.                                                   713          1,976               (501)          2,044
NorthStar Print Group                                      354            709                299             372
PrimeNet Marketing Services                                 82           (348)               363            (238)
Corporate and eliminations                                (996)           (15)              (569)            (11)

Net interest income (expense) and dividends                (33)         1,650                112           3,506
                                                          ----          -----                ---           -----
                                                     $  27,734      $  30,785          $  50,655       $  56,240
                                                     =========      =========          =========       =========

                                                    06/18/2000     12/31/1999
                                                    ----------     ----------
                                                    (Unaudited)

Total assets by segment
-----------------------

Journal Sentinel Inc                                 $  87,819      $  68,492
Journal Broadcast Group                                278,642        277,834
Norlight Telecommunications                            102,411         91,861
IPC Communication Services                              52,194         56,438
Add Inc.                                                72,064         72,950
NorthStar Print Group                                   29,706         29,339
PrimeNet Marketing Services                             14,375         14,426
Corporate and eliminations                              25,427         27,730
                                                        ------      ---------

                                                    $  662,638     $  639,070
                                                    ==========     ==========

4.   Comprehensive Income
     --------------------

     Total comprehensive income was $16,459 and $30,126 for the three and six periods ended June 18, 2000, and $18,165 and $32,786 for the three and six periods ended June 20, 1999.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations
                  ---------------------------------------------

Results of Operations
---------------------

Six Accounting Periods Ended June 18, 2000 Compared to Six Accounting Periods
-----------------------------------------------------------------------------
Ended June 20, 1999
-------------------

Consolidated revenue for the six periods ended June 18, 2000 increased 7.9% to $367.4 million, compared to $340.5 million for the same period last year. Without the revenue from the two major 1999 acquisitions, KMIR-TV in Palm Springs, Calif., and the 13 radio stations purchased from Great Empire Broadcasting Inc., revenue increased 4.3%.

While the company continues to show healthy revenue growth, consolidated year-to-date pretax earnings were $50.7 million, a decrease of $5.6 million or 9.9%, from the same period last year. Amortization of intangible assets related to our acquisitions and the decrease in interest income, due to a decrease in cash and cash equivalents, along with operating challenges at Journal Sentinel, Journal Broadcast Group and Add Inc., are the primary contributors to the decrease in pretax earnings. Norlight Telecommunications Inc., IPC Communication Services and PrimeNet Marketing Services showed impressive revenue and pretax earnings growth over last year.

Recently, we have seen improvements in the results at Journal Sentinel and Journal Broadcast Group. Management expects this to continue as we enter the political season, the Olympic Games broadcasts on our NBC affiliates and the traditionally busy retail season.

Journal Sentinel Inc. revenue was $111 million and $113.1 million for two quarters of 2000 and 1999, respectively. The 1.9% decline is a result of continued shortfalls in both advertising and circulation revenue. The closing of two major retailers in the Milwaukee area and other large retailers curtailing their advertising spending in both ROP (run of press) and preprints have contributed to a decline in advertising revenue this year. Retail advertising has showed signs of improvement in recent weeks. Average net paid circulation numbers continue to lag behind last year. Cost control initiatives and lower newsprint costs have kept year-to-date pretax earnings of $21.5 million only slightly behind last year's pretax earnings of $21.9 million. However, newsprint costs are expected to increase in the third quarter.

Consolidated Journal Broadcast Group recorded a revenue increase of 26.7% to $65.2 million in two quarters of 2000 over 1999. If we eliminate the 1999 television and radio acquisitions and compare revenue on a same-station basis, the increase was $1.6 million or 3.1%. Pretax earnings were $10.3 million and $13.1 million, respectively, for two quarters of 2000 and 1999. On a same-station basis, earnings before taxes were $11.2 million, off by 14.1% from 1999.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)

Revenue from the television operations for two quarters in 2000 was $34.2 million, compared with $31.9 million in the two quarters of 1999, an increase of 7.4%. Same station revenue year-to-date was $500,000 behind the same period last year. Revenue growth at KTNV in Las Vegas, Nev. and WSYM in Lansing, Mich. are more than offset by shortfalls in both local and national sales at WTMJ-TV in Milwaukee, Wis. KMIR, which was acquired in 1999, has achieved its revenue goals year to date, and had a good May ratings period. Television earnings before taxes were $10.3 million in two quarters of 2000 compared with $11.8 million in 1999. Same-station television pretax earnings were $10 million in 2000.

Revenue from the radio operations was $31 million and $19.6 million for two quarters of 2000 and 1999, respectively, an increase of 58%. Same station revenue year-to-date was $21.7 million, an increase of 10.6% over the same period last year. Revenue increases were recorded in the Milwaukee, Tucson, Knoxville and Boise markets. Investments in promoting the stations, quality management and sales development initiatives continue to provide positive results in these markets. Omaha has fallen behind last year's excellent results. Revenue from the 13 radio stations acquired in 1999 of $9.3 million lags behind the profit plan. The radio operations reported break even results in 2000 compared with pretax earnings of $1.3 million in the same period last year. Same-station radio pretax earnings were $1.3 million in 2000. The revenue growth in the above mentioned markets has resulted in increases in pretax earnings as well.

Year to date revenue at Norlight Telecommunications increased 18.9% over the same period last year, to $54.7 million. Pretax earnings of $16.7 million were a 15.6% increase over 1999. Investment in expansion of the fiber network across Michigan has been completed, and the expanded network in Indiana and Minnesota should begin operating in the third quarter.

IPC Communication Services had revenue of $51.5 million in two quarters of 2000 compared with $47.4 million in the same period last year. The year-to-date increase of 8.7% has slowed considerably from the 17.3% revenue growth reported in the first quarter. A decrease in revenue from new business is the primary reason for the slowdown. Pretax earnings of $2.5 million are up from $1.1 million a year ago, an increase of 121.4%. Improved operating efficiencies in the eastern and western regions are the major contributors to the improved pretax earnings. The investment in the eastern region's new web press should begin to show positive results in the third quarter.

Add Inc.'s revenue was $51.5 million in two quarters of 2000 compared to $50.8 million for the same period in 1999. Pretax earnings of $713,000 in the second quarter were not enough to offset the loss from the first quarter. As a result, the year-to-date pretax loss was $501,000. In Florida, operating results this year have rebounded well after last year's sale of the Gainesville shopper and the closing of the Jacksonville shopper. Trumbull Printing in Connecticut was beating its profit plan and last year in revenue and pretax earnings, while Dixie Web Printing in New Orleans and the Ohio print plant have recorded pretax earnings below last year's results. New press capacity in Waupaca, Wis. is expected to increase

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)


business. The most significant reason for the pretax earnings decline is from our investment in the start-up of the eight Fox Cities weekly newspapers in Wisconsin. The papers will again operate at a planned loss this year, but are expected to provide earnings in future years.

NorthStar Print Group's revenue increased 2.4% to $27.7 million from $27.1 million for the same period last year. Pretax earnings of $299,000 are down $73,000 from the same period last year. An increase in factory payroll and benefits is the major reason for the earnings decline. The label operation in Green Bay, Wis. is being combined with the Norway - Watertown operation to provide operating and administrative efficiencies going forward.


Year to date revenue at PrimeNet Marketing Services was $7.1 million compared with $5.8 million in 1999. With the sales force fully staffed, revenue grew 22.5%. In turn, year-to-date pretax earnings were $363,000 compared with a pretax loss of $238,000 last year.

Nonoperating Income and Taxes
-----------------------------

Interest income from short-term investments decreased by $3.4 million, compared to two quarters in 1999, as a result of a decrease in cash and cash equivalents. These funds were principally used to acquire both Great Empire Broadcasting and KMIR-TV. The year-to-date effective tax rate was 39.6% in 2000 compared to 41% in the same period in 1999. The change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations, which is a significant source of the Company's liquidity, was $36.3 million in two quarters in 2000 compared to $48.8 million in two quarters in 1999. The timing of payments in accounts payable accounts for $9.7 million of the decrease in cash provided by operations. Cash used for investing purposes was $47.8 million year to date in 2000 compared to $122 million during the same time period in 1999. The Company used this cash to fund capital expenditures of property and equipment, specifically for the Norlight fiber optic network expansion and new presses for Add Inc and IPC. In 1999, $99.4 million was principally used to acquire the stock of Great Empire Broadcasting. Cash provided by financing was $9.8 million in two quarters in 2000 compared with cash used by financing of $34.2 million in the same period in 1999. The Company purchased fewer shares of treasury stock in 2000 compared with the same period in 1999 and increased its borrowings on its line of credit by $18.4 million since December 31, 1999.

As of June 18, 2000, $30.5 million of the Company's $45 million credit facility was outstanding. The Company expects to use the line of credit to pay for capital expenditures of property and equipment, including initial down payments for the new Journal Sentinel production facility, and other general corporate purposes.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)

Forward Looking Statements
--------------------------

This Interim Report on Form 10-Q contains forward-looking statements that may state the Company's or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending and future litigation, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs, legislative or regulatory initiatives affecting the cost of delivery of over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


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

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)


to sell back their stock. Employees with twenty (20) or more years as a unitholder had up to five (5) years to sell their stock, one-fifth each year; fifteen (15) to twenty (20) years a unitholder had up to four (4) years, one-fourth each year; ten (10) to fifteen (15) years as a unitholder had three
(3) years, one-third each year; five (5) to ten (10) years as a unitholder had two (2) years, one-half each year; and two (2) to five (5) years as a unitholder had one year. The judge ruled that the former employees, who signed separation agreements in 1995, should have been allowed to sell back units at any point during the time period. He based his decision on a Journal Sentinel internal memorandum that outlined termination incentives, including the stock sell-back schedule but without the language specifying the portion to be sold each year. That information was widely known and understood. The memorandum was not part of the separation agreement that employees signed, but it was referred to in the agreement. Under the judge's ruling, for instance, a twenty (20) year unitholder would be permitted to hold all units until five years had passed, rather than selling some each year. The Company disagrees with this ruling and on April 21, it filed an interlocutory appeal before the Wisconsin Court of Appeals to have this decision reversed. This appeal was denied and the Company will proceed to trial. At this time the impact of this decision on the Company or JESTA cannot be determined.

               Item 2 - Changes in Securities and Use of Proceeds
               --------------------------------------------------

None

                    Item 3 - Defaults upon Senior Securities
                    ----------------------------------------

Not applicable

           Item 4 - Submission of Matter to a Vote of Security Holders
           -----------------------------------------------------------

The Company held its Annual Meeting of Stockholders on June 6, 2000 for the purpose of electing twenty-seven (27) directors.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of common stock of Journal Communications, Inc., as they were instructed by the shareholders and unitholders of the Company and the Trustees of the Journal Employees Stock Trust. 84% of all shares eligible to vote were represented at the Annual Meeting in person or by proxy. All nominees for Director were elected by the affirmative vote of at least 99% of the shares voted.

The following nominees were elected to the Board of Directors for the 2000-2001 term:

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)




Todd K. Adams              Joseph O. Hoffman            David G. Meissner
David A. Anderson          Stephanie E. Hughes          Roger D. Peirce
Paul M. Bonaiuto           Stephen O. Huhta             James P. Prather
James J. Ditter            Mark J. Keefe                Philippe L. Secker
Carl L. Dittoe             Douglas G. Kiel              Steven J. Smith
Robert M. Dye              Kenneth L. Kozminski         Keith K. Spore
James L. Forbes            Paul E. Kritzer              Thomas J. Szews
Carl D. Gardner            Ronald G. Kurtis             Joseph C. Taschler III
Richard J. Gasper          Judith A. Leonard            Karen O. Trickle



                           Item 5 - Other Information
                           --------------------------

None

                    Item 6 - Exhibits and Reports on Form 8-K
                    -----------------------------------------


(a)  Exhibit (27) Financial Data Schedule
(b)  None

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)



                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      JOURNAL COMMUNICATIONS, INC.
                                      ----------------------------
                                      Registrant




Date  August 2, 2000                  /s/ Steven J. Smith
      --------------                  --------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer



Date  August 2, 2000                  /s/ Paul M. Bonaiuto
      --------------                  --------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ended June 18, 2000                    Commission file number 0-7831
                  --------------                                          ------
     (6 Accounting Periods)



                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

    27            FINANCIAL DATA SCHEDULE