Form 10-Q
period 2000-10-08
JOURNAL COMMUNICATIONS INC
filed 2000-11-21
CIK 54056

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                            ---   ---


Number of shares of Common Stock Outstanding - October 8, 2000
26,745,966

                               FORM 10-Q
                     JOURNAL COMMUNICATIONS, INC.



For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------



                                 INDEX

                                                                        Page No.

Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets
                   October 8, 2000 (Unaudited) and December 31, 1999         2

                   Unaudited Consolidated Condensed Statements of
                   Income Four and Ten Periods Ended October 8,
                   2000 and October 10, 1999                                 3

                   Unaudited Consolidated Condensed Statements of
                   Cash Flows Ten Periods Ended October 8, 2000 and
                   October 10, 1999                                          4

                   Notes to Consolidated Condensed
                   Financial Statements - October 8, 2000                    5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             7

          Item 3.  Quantitative and Qualitative Disclosure of
                   Market Risk                                              10


Part II.  Other Information

          Items 1-6                                                         10

                               FORM 10-Q
                     JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

                 Part 1, Item 1. Financial Statements
                 Consolidated Condensed Balance Sheets
                 October 8, 2000 and December 31, 1999
                        (Dollars in thousands)

ASSETS                                               10/08/2000      12/31/1999
------                                               ----------      ----------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                           $   8,913      $  10,108
  Receivables, less allowance for doubtful
   accounts of $5,520 and $4,302                        112,290        104,434
  Inventories:
    Paper and supplies                                   12,250         11,984
    Work in process                                       2,328          2,758
    Finished goods                                        5,505          5,133
                                                      ---------      ---------
                                                         20,083         19,875

  Prepaid expenses                                        7,775          8,756
  Deferred income taxes                                   5,781          5,781
                                                      ---------      ---------

    Total current assets                                154,842        148,954

Property and equipment, at cost, less
 accumulated depreciation of $310,393
 and $285,797                                           245,492        216,698
Goodwill , net                                          114,715        114,429
Broadcast licenses, net                                 124,245        123,348
Other intangibles assets, net                            17,827         21,569
Other assets                                              6,582         14,072
                                                      ---------      ---------

    Total assets                                      $ 663,703      $ 639,070
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                      $  20,735      $  12,115
  Accounts payable                                       48,799         52,092
  Taxes on income                                         2,576         (1,324)
  Accrued compensation                                   25,109         24,258
  Deferred revenue                                       25,969         19,807
  Accrued employee benefits                              30,812         27,693
  Other current liabilities                              11,616         10,472
  Current portion of long-term obligations                2,448          2,866
                                                      ---------      ---------

    Total current liabilities                           168,064        147,979

Long-term obligations                                     4,237          4,991
Deferred income taxes                                    20,403         20,403
Stockholders' equity:
  Common stock - authorized and issued
  28,800,000 ($0.125 par value)                           3,600          3,600
  Retained earnings                                     531,727        504,115
  Treasury stock, at cost                               (64,328)       (42,018)
                                                      ---------      ---------

    Total stockholders' equity                          470,999        465,697
                                                      ---------      ---------

    Total liabilities and stockholders' equity        $ 663,703      $ 639,070
                                                      =========      =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)


                   Consolidated Condensed Statements of Income
            (Dollars in thousands except share and per share amounts)
                                   (Unaudited)


                                  Four Periods Ended        Ten Periods Ended
                                  ------------------        -----------------
                             10/08/2000   10/10/1999    10/08/2000   10/10/1999
                             ----------   ----------    ----------   ----------

Revenue                       $ 249,607    $ 233,269     $ 617,014    $ 573,766
                             ----------   ----------    ----------   ----------
Costs and expenses:
  Cost of sales                 131,536      121,117       323,413      300,601
  Selling/administrative
   expenses                      85,178       79,064       209,420      187,429
                             ----------   ----------    ----------   ----------
  Total costs and expenses      216,714      200,181       532,833      488,030
                             ----------   ----------    ----------   ----------

Operating earnings               32,893       33,088        84,181       85,736

  Net interest income
   and dividends                    572          418           684        3,924
  Net loss on sales of
   assets                          (455)        (375)       (1,200)        (289)
  Other expense                    (223)          --          (223)          --
                             ----------   ----------    ----------   ----------


Earnings before income
 taxes                           32,787       33,131        83,442       89,371

Provision for income
 taxes                           12,994       13,571        33,060       36,617
                             ----------   ----------    ----------   ----------

Net earnings                  $  19,793    $  19,560     $  50,382    $  52,754
                             ==========   ==========    ==========   ==========
Weighted average number
 of common shares
 outstanding                 26,996,816   27,272,082    27,100,880   27,405,946
                             ==========   ==========    ==========   ==========

Earnings per share            $    0.73    $    0.72     $    1.86    $    1.92
                             ==========   ==========    ==========   ==========

Cash dividend per share       $    0.35    $    0.28     $    1.00    $    0.84
                             ==========   ==========    ==========   ==========






     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Ten Periods Ended
                                                         -----------------
                                                    10/08/2000       10/10/1999
                                                    ----------       ----------

Cash flow from operating activities:
  Net earnings                                       $ 50,382        $  52,754
  Adjustments to reconcile net earnings to
   net cash provided by operating activities
    Depreciation and amortization                      39,087           34,355
    Net loss on sales of assets                         1,200              289
    Net changes in current assets and
     current liabilities
      Receivables                                      (8,143)         (13,094)
      Inventories                                        (381)           1,304
      Accounts payable                                 (3,018)           1,293
      Other current assets and liabilities             17,877            9,063
                                                     --------        ---------

    Net cash provided by operating activities          97,004           85,964
                                                     --------        ---------

Cash flow from investing activities:
      Proceeds from sales of assets                     3,022              220
      Property and equipment expenditures             (63,383)         (46,146)
      Acquisition of businesses                        (8,661)        (127,784)
      Other                                             7,447           (1,872)
                                                     --------        ---------

       Net cash used for investing activities         (61,575)        (175,582)
                                                     --------        ---------

Cash flow from financing activities:
      Net increase in line of credit                    8,620           10,570
      Net decrease in long-term obligations            (1,376)            (723)
      Net purchases of treasury stock                 (16,804)         (22,813)
      Cash dividends                                  (27,063)         (23,087)
                                                     --------        ---------

      Net cash used by financing activities           (36,623)         (36,053)
                                                     --------        ---------

Net decrease in cash and cash equivalents              (1,195)        (125,671)

Cash and cash equivalents
       Beginning of year                               10,108          131,051
                                                     --------        ---------
       October 8, 2000 and October 10, 1999          $  8,913        $   5,380
                                                     ========        =========

     See accompanying notes to consolidated condensed financial statements.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ending October 8, 2000                Commission file number 0-7831
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

     Operating results for the ten periods ended October 8, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Journal Communications, Inc. annual report on Form 10-K for the year ended December 31, 1999.

2.   Accounting Periods
     The Registrant divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. Registrant follows a practice of publishing its financial statements at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.   Segment Information (Unaudited)

                                Four Periods Ended          Ten Periods Ended
                                ------------------          -----------------
                              10/08/2000   10/10/1999    10/08/2000   10/10/1999
                              ----------   ----------    ----------   ----------

Revenues by operating segment
-----------------------------

Journal Sentinel Inc          $  71,960    $  71,643     $ 182,989    $ 184,765
Journal Broadcast Group          48,021       44,110       113,208       95,569
Norlight Telecommunications      39,348       31,047        94,058       77,048
IPC Communication Services       35,089       32,090        86,616       79,480
Add Inc                          34,410       34,543        85,917       85,391
NorthStar Print Group            17,874       17,405        45,575       44,465
PrimeNet Marketing Services       4,363        3,443        11,484        9,255
Corporate and eliminations       (1,458)      (1,012)       (2,833)      (2,207)
                              ---------    ----------    ---------    ---------
                              $ 249,607    $ 233,269     $ 617,014    $ 573,766
                              =========    =========     =========    =========

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------
                             (Dollars in thousands)


                                   Four Periods Ended        Ten Periods Ended
                                   ------------------        -----------------
                                 10/08/2000  10/10/1999   10/08/2000  10/10/1999
                                 ----------  ----------   ----------  ----------


Earnings (losses) before
 income taxes by operating
 segment
--------------------------

Journal Sentinel Inc             $   9,605   $  13,509    $  31,098   $  35,410
Journal Broadcast Group             10,516       8,146       20,783      21,235
Norlight Telecommunications         12,519       9,825       29,232      24,283
IPC Communication Services           1,346         434        3,824       1,553
Add Inc                                (35)      1,148         (536)      3,192
NorthStar Print Group                 (298)        271            1         643
PrimeNet Marketing Services           (184)       (901)         179      (1,139)

Corporate and eliminations          (1,255)        281       (1,823)        270

Net interest income and
 dividends                             573         418          684       3,924
                                 ---------   ---------    ---------   ---------
                                 $  32,787   $  33,131    $  83,442   $  89,371
                                 =========   =========    =========   =========


                                 10/08/2000  12/31/1999
                                 ----------  ----------
                                             (Audited)

Total assets by segment
-----------------------

Journal Sentinel Inc             $  91,309   $  68,492
Journal Broadcast Group            281,572     277,834
Norlight Telecommunications        107,951      91,861
IPC Communication Services          54,254      56,438
Add Inc                             71,806      72,950
NorthStar Print Group               29,118      29,339
PrimeNet Marketing Services         14,223      14,426
Corporate and eliminations          13,470      27,730
                                 ---------   ---------

                                 $ 663,703   $ 639,070
                                 =========   =========


4.   Comprehensive Income
     Total comprehensive income was $19,043 and $49,169 for the four and ten periods ended October 8, 2000, and $19,637 and $52,423 for the four and ten periods ended October 10, 1999.

                                                     FORM 10-Q
                                           JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

          Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Results of Operations

Ten Accounting Periods Ended October 8, 2000 Compared to Ten Accounting Periods
-------------------------------------------------------------------------------
Ended October 10, 1999
----------------------

Consolidated revenue for the ten accounting periods ended October 8, 2000 increased 7.5% to $617 million, compared to $573.8 million for the same period last year. Nearly 40% of the revenue increase is attributed to continued strong demand for services from Norlight Telecommunications Inc.

Consolidated year-to-date pretax earnings slipped to $83.4 million, down 6.6% from $89.4 million for the same period last year. Overall, the slow down in the national economy and continued retail challenges have affected many of our businesses. Pretax earnings at Norlight were up 20.4%, IPC Communication Services more than doubled its earnings and PrimeNet Marketing Services moved from a 1999 loss to a small profit. These increases were more than offset by Journal Sentinel Inc., with year-to-date earnings down 12.2%, and Journal Broadcast Group, down 2.1%, while NorthStar Print Group Inc.'s earnings dropped sharply and Add Inc. recorded a pretax loss.

Pretax earnings were also adversely impacted by an increase in amortization expense associated with the 1999 broadcast acquisitions, recording of reserves for litigation and expenses associated with voluntary workforce reductions at the Milwaukee Journal Sentinel. These items reduced year-to-date pretax earnings by $6.3 million.

Journal Sentinel Inc had year-to-date pretax earnings of $31.1 million, down 12.2% from $35.4 million in the same period last year. Without the reserve recorded for voluntary workforce reductions, the decrease in pretax earnings would have been 7.9%. Revenue year-to-date was $183 million, down 1.0% from $184.8 million last year. To date, it has proven difficult to recover from advertising reductions by some key retail accounts and the closing of two major retailers in the Milwaukee area. Newsprint costs are currently $84 more per ton than last year, increasing expense by approximately $500,000 so far this year.

Work on a new production facility, with an approved cost of up to $106.6 million, is on schedule and on budget. The five-foot-thick press mat was being poured in early November.

Journal Broadcast Group recorded revenue of $113.2 million for the ten periods ended October 8, 2000, an 18.5% increase over 1999 revenue of $95.6 million. Same station year-to-date revenue was $92.7 million compared to $86.1 million last year. Pretax earnings were $20.8 million, down 2.1% from $21.2 million in 1999. Same station year-to-date pretax earnings were $22.3 million compared to $20.8 million last year. Broadcast cash flow, calculated as pre-tax earnings plus depreciation and amortization expense, increased to $31.3 million year-to-date, compared with $28.3 million a year ago. Same station broadcast cash flow was $29.3 million in 2000.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

Revenue from the television operations for three quarters in 2000 was $58.2 million, compared with $51.8 million in the three quarters of 1999, an increase of 12.2%. Same station revenue year-to-date was $2.5 million ahead of the same period last year. The NBC affiliates, WTMJ-TV in Milwaukee and KMIR-TV in Palm Springs, Calif., added $2.9 million in advertising revenue as a result of the Olympics coverage during the quarter. Television earnings before taxes were $18.7 million in three quarters in 2000 compared with $17.6 million in 1999. Same station television pretax earnings of $18.2 million were $474,000 ahead of last year.

Revenue from the radio operations was $55 million and $43.8 million for the three quarters of 2000 and 1999, respectively, an increase of 25.8%. Same station revenue year-to-date was $39.3 million, up 11.6% from last year. Radio operations reported pretax earnings of $2.1 million in the three quarters ended October 8, 2000 compared with $3.6 million in 1999. Same station radio pretax earnings year-to-date jumped 32.3% to $4.1 million.

In April a change was made in the Boise, Idaho, market, acquiring KFXJ-FM, and selling KSRV-AM/FM. In Boise, revenue year-to-date increased $1.3 million to nearly $3 million for the six-station group. The turnaround effort has stemmed losses in the operation, and the future looks very positive.

Norlight Telecommunications grew year-to-date revenue by 22.1% over a year ago, to $94.1 million from $77 million in 1999. Pretax earnings were $29.2 million, a 20.4% increase over 1999. Capital spending commitments to Norlight this year will exceed $40 million. Demand for capacity remains strong as the network continues to expand, adding new territory in Minnesota next January and completing the Indiana addition by the second quarter of 2001.

IPC Communication Services had revenue of $86.6 million, a 9% increase over the same period last year. Pretax earnings of $3.8 million are up $1.6 million from a year ago. Revenue and earnings growth principally came from the Western Region and Europe. In the month of September, the Eastern Region shipped a record sales volume to a major original equipment manufacturer in the computer industry. However, IPC is expecting a slowdown in revenue and earnings growth in the domestic regions in the fourth quarter.

Add Inc. recorded year-to-date revenue of $85.9 million and $85.4 million in 2000 and 1999, respectively. The company recorded year-to-date a pretax loss of $536,000 compared with pretax earnings of $3.2 million for the same period last year. The company's printing businesses has not delivered the earnings expected by management. Operating results at the Ohio print plant have not recovered from the loss of a major printing customer late last year. At Waupaca, Wis., startup of a new press was slow, with excess waste and high labor costs. A slowdown at Dixie Web held back growth in the Louisiana operation. These items reduced pretax earnings at Add, Inc by $700,000 year-to-date. There have been recent signs at all of the printing plants that waste and overtime are decreasing while operating efficiencies are improving.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

In Florida, where last year the Gainesville shopper was sold and the Jacksonville shopper closed; the rebound has been strong. The weekly Ponte Vedra Recorder, acquired in May 1999, also has added to Florida results for Add Inc.

NorthStar Print Group Inc. recorded year-to-date revenue of $45.6 million compared with $44.5 million in 1999, an increase of 2.5%. Pretax earnings for the ten periods in 2000 were $1,000 compared with pretax earnings of $643,000 in the same period last year. The Green Bay, Wis., plant has benefited from combining its operations with the Norway - Watertown label operation, but the Norway - Watertown division has struggled with a lack of volume. Revenue at Norway - Watertown of $25 million in 2000 was only $656,000 ahead of the same period last year.

At PrimeNet Marketing Services, year-to-date revenue was up significantly, more than $2.2 million, to $11.5 million in 2000 compared to $9.3 million in 1999. Despite a slowdown at the close of the third quarter, year-to-date pretax earnings were $179,000 compared with a pretax loss of $1.1 million last year.

Nonoperating Income and Taxes

Interest income from short-term investments decreased by $3.2 million, compared to three quarters in 1999, as a result of a decrease in cash and cash equivalents. These funds were principally used to acquire Great Empire Broadcasting and KMIR-TV in 1999. The year-to-date effective tax rate was 39.6% in 2000 compared to 41% in the same period in 1999. The change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources

Cash provided by operations was $97 million in three quarters in 2000 compared to $86 million in three quarters in 1999. The increase in cash primarily comes from the year-over-year increase in depreciation and amortization, which is a non-cash item, the collection of a significant receivable for dividends due from Perry-Judd's Inc. and the recording of reserves. Cash from operations primarily is used to invest in capital projects, acquire businesses and pay dividends to unitholders.

Cash used for investing purposes was $ $61.6 million year-to-date in 2000 compared to $175.6 million during the same time period in 1999. The Company invested in the Norlight fiber optic network expansion and new presses for Add Inc and IPC. In 1999, $127.8 was principally used to acquire the stock of Great Empire Broadcasting and the assets of KMIR-TV. Cash provided by financing was $36.6 million in three quarters in 2000 compared with cash used by financing of $36.1 million in the same period in 1999. The Company sold more shares of treasury stock in 2000 compared with the same period in 1999. The Company increased its borrowing on its line of credit by $8.6 million since December 31, 1999.

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

As of October 8, 2000, $20.7 million of the Company's $45 million credit facility was outstanding. The Company expects to use the line of credit to pay for capital expenditures of Property and equipment, including initial payments for the new Journal Sentinel production facility, and other general corporate purposes.

Forward Looking Statements

This Interim Report on Form 10-Q contains forward-looking statements that my state the Company's or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending and future litigation, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.



         Item 3. Quantitative and Qualitative Disclosure of Market Risk

None.

                           Part II. Other Information

                           Item 1 - Legal Proceedings

No update since last filing.


               Item 2 - Changes in Securities and Use of Proceeds

None

                    Item 3 - Defaults upon Senior Securities

Not applicable

           Item 4 - Submission of Matter to a Vote of Security Holders

None

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.

For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)

                           Item 5 - Other Information

None

                    Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibit (27) Financial Data Schedule
(b)    None

                                    FORM 10-Q
                          JOURNAL COMMUNICATIONS, INC.


For Quarter Ending October 8, 2000                Commission file number 0-7831
                   ---------------                                       ------
     (10 Accounting Periods)


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant




Date  November 20, 2000               /s/  Steven J. Smith
      ---------------------------     ------------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer




Date  November 20, 2000               /s/  Paul M. Bonaiuto
      ---------------------------     ------------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer