Form 10-K405
period 2000-12-31
JOURNAL COMMUNICATIONS INC
filed 2001-03-30
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                         Commission File Number: 0-7831


                          JOURNAL COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Wisconsin                                                             39-0382060
(State of incorporation)                 (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin                                53203
-------------------------------------------                                -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (414) 224-2374
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.125 Per Share
                    ----------------------------------------
                                (title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes _X_   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 9, 2001:

         Class                                  Outstanding at March 9, 2001
         -----                                  ----------------------------
         Common Stock, par value $0.125                    27,098,279

Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 5, 2001 are incorporated by reference into Part III.

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains forward-looking statements that may state Journal Communications, Inc.'s (the Company) or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

                                     PART I
                                ITEM 1. BUSINESS
                                ----------------

The Company was incorporated on February 7, 1883 under the name of The Journal Company in the state of Wisconsin. The Company changed its name to Journal Communications, Inc. on January 13, 1987 to reflect the broad range of services it provides. The Company began as a newspaper in 1882 in Milwaukee, Wisconsin, and has grown into one of America's leading independent media and communications companies. The industries within which the Company operates include newspaper and shopper publishing, television and radio broadcasting, telecommunications, commercial printing, and direct mail.

On May 15, 1937, Harry J. Grant, president and publisher of The Milwaukee Journal, established the Journal Employees' Stock Trust Agreement (JESTA). The creation of this trust offered employees the opportunity to become partners in the ownership of the Company by owning units of beneficial interest (units) in the shares of the Company's common stock. To this day, the Company is the oldest-employee-owned business in the country.

The revenue generated by each operating segment, as a percentage of the Company's consolidated revenue, for the last three (3) years is shown below.

         Segment                            2000          1999          1998
         -------                            ----          ----          ----
         Journal Sentinel                   29.1%         31.3%         32.2%
         Journal Broadcast Group            18.5          17.3          15.7
         Norlight Telecommunications        15.6          13.4          11.2
         IPC Communication Services         14.4          14.6          17.1
         Add Inc.                           13.8          14.8          14.7
         NorthStar Print Group               7.2           7.6           7.7
         PrimeNet Marketing Services         1.8           1.6           1.8
         Corporate & eliminations           (0.4)         (0.6)         (0.4)
                                            -----        ------        -----
                                           100.0%        100.0%        100.0%

Additional information about the Company's segments is presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial information about the segments is presented in Note 8 in the Company's Notes to Consolidated Financial Statements appearing on pages 15 and 16 of the Company's Annual Report (included in Exhibit 13), and is incorporated herein by reference.

Journal Sentinel
----------------

The Milwaukee Journal (The Journal) began publishing an evening newspaper in 1882. In 1911, the Sunday edition of The Journal (The Sunday Journal) was born. The Journal Company, as the Company was formerly known, purchased the Milwaukee Sentinel from the Hearst Corporation in 1962 after a lengthy strike had caused the paper to stop publishing. The paper was back in business and printing just four (4) days after the purchase. Founded in 1837, the Milwaukee Sentinel (The Sentinel) is Wisconsin's oldest continuing business. Despite being part of the same newspaper company, The Journal and The Sentinel maintained their editorial independence. The papers maintained separate, competing news departments until they were merged on April 2, 1995 and a new daily newspaper, the Milwaukee Journal Sentinel, was launched.

Seasonal trends. Seasonal revenue fluctuations are common in the newspaper industry and are primarily due to fluctuations in advertising expenditures by retailers. Journal Sentinel Inc.'s (Journal Sentinel's) strongest periods of the year are a result of increased advertising activity during May for Mother's Day and summer clothes shopping, late summer, just prior to students returning to school, and during the Thanksgiving and Christmas periods. The overall level of advertising is dependent upon the general health of the economy.

Circulation. Circulation revenue accounted for twenty-one percent (21%) of Journal Sentinel's total revenue in 2000. Average paid circulation for the twelve months ended March 31 for the last five years, as audited by the Audit Bureau of Circulation (ABC), was:

            2000        1999        1998       1997        1996
          -------      -------    -------    -------     -------
Daily     279,156      286,608    289,350    292,035     298,206
Sunday    455,925      458,332    459,374    458,480     467,852

Journal Sentinel believes daily average net paid circulation losses from March 2000 to March 1999 was caused by (1) declines in both home delivery and single copy sales, mostly in Milwaukee County and (2) business decision changes that resulted in fewer daily bonus day deliveries and special event sales, as defined by the ABC, compared to 1999. The decline in the Sunday average net paid circulation is believed to be caused by lower single copy sales versus March 1999 and also business decision changes as to the application of bonus day deliveries and special event sales.

Competition for circulation is primarily dependent upon creating a product with relevant advertising and news content for the reader because we are competing for their time and money. A newspaper has a better chance to gain advertising dollars by having a large circulation and reader base. The Sunday Milwaukee Journal Sentinel ranks number one in readership in the top fifty (50) markets in the country in its Metropolitan Strategic Area (MSA) (Milwaukee, Waukesha, Washington and Ozaukee counties). It also ranks number two in readership in the top fifty (50) markets in the country in its Demographic Marketing Area (DMA), which is the ten (10) county area including Milwaukee. The newspaper is distributed primarily by independent contract carriers throughout the state of Wisconsin and a small portion of Northern Illinois. In January 2001, Journal Sentinel eliminated the distribution of its newspapers in the Upper Peninsula of Michigan.

Advertising. Revenue from advertising generated seventy-seven percent (77%) of Journal Sentinel's total revenue in 2000. Annual advertising volume in column inches and preprint customers for Journal Sentinel's daily and Sunday newspapers for the last five calendar years was:

                                 (in thousands)

                      2000       1999        1998      1997         1996
                      ----       ----        ----      ----         ----
Column Inches
         Full Run    2,017.6   2,125.6     2,188.0    2,319.4     2,151.5
         Part Run       94.4     134.1       182.8      292.7       250.7

Preprint Customers       3.0       3.6         2.9        2.6         2.5


Journal Sentinel believes advertising volume declines in Full Run, Part Run and Preprints in 2000 compared to 1999 are a result of several large retailers either leaving the market or decreasing their advertising expenditures due to weaker business conditions. Full Run refers to advertisements that are published in all editions of the newspaper, whereas, Part Run refers to advertisements not published in all editions of the newspaper. Preprints are the number of individual customer's advertisements that are provided by the customer and then inserted into the newspaper.

Competition. Journal Sentinel has many competitors for advertising dollars. These competitors include direct mail, television and radio stations, cable television, other daily and weekly newspapers, billboards, yellow pages and the Internet. Because newspaper companies rely upon advertising revenues, they are subject to the cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affects the newspaper industry in general and the revenue of individual newspapers.

Newsprint. The basic raw material of newspapers is newsprint. Journal Sentinel has purchase contracts with three suppliers for approximately ninety-five percent (95%) of its newsprint needs. These contracts expire at the end of 2001. The remaining five percent (5%) of the required newsprint could come from these suppliers or from other suppliers on the spot market. Journal Sentinel believes it will continue to receive an adequate supply for its needs and it has enlisted a strategy of using several suppliers to reduce its exposure to newsprint price and supply volatility. Prices fluctuate based upon market factors which include production capacity, demand and consumption. Price fluctuations for newsprint can have a significant effect on Journal Sentinel's results of operations. Consumption of newsprint was 65,656 metric tons and 68,515 metric tons in 2000 and 1999, respectively.

Production processes. Journal Sentinel currently utilizes a di-litho print process which uses converted letterpresses to transfer the image directly to the surface of the newsprint. This unique production process coupled with utilizing presses that are over thirty-five (35) years old, causes a wide range of reproduction variability throughout the press runs. To overcome this variability, the Company approved the spending of up to $106.6 million on a new production facility for Journal Sentinel in December 1999. After a June 2000 groundbreaking, the facility is on schedule to be fully operational in 2003. The new production facility will house all printing, packaging, inserting and transportation processes. The printing process will change to offset lithography on the new presses. This will offer manufacturing flexibility as well as high quality color reproduction and product lines for our customers.

News bureaus. To provide quality news and editorial content, Journal Sentinel maintains Wisconsin news bureaus in Milwaukee, Cedarburg, Racine, Waukesha, and Madison (the state capital). It also has a news bureau in Washington D.C.


Journal Broadcast Group
-----------------------

Journal Broadcast Group consists of Journal Broadcast Corporation and its subsidiaries which operate four (4) television stations and thirty-six (36) radio stations across the United States. In 1924, the Company began experimenting with radio. At that time, there were less than fifteen thousand (15,000) receiving sets in the Milwaukee area. In 1927, the Company purchased WKAF radio, which today is WTMJ-AM. It was Milwaukee's first fully equipped radio station. A month after going on the air, WTMJ-AM affiliated with the NBC network, bringing nationwide radio broadcasting to Wisconsin. In 1940, the Company began experimental FM radio broadcasting from station W9XAO. Today, the station's call letters are WKTI-FM. The Company began construction of a broadcasting headquarters building in Milwaukee in 1941. The plan included space for a television station. The Company had begun experimenting with television in the 1930's and had operated an experimental closed circuit television station for seven (7) years. WTMJ-AM and WKTI-FM moved into the new headquarters in 1942. After the World War II, the Company resumed its work in FM radio and television. When WTMJ-TV began broadcasting on December 3, 1947, it was the eleventh television station in the country.

Television. In 2000, revenue from television operations accounted for fifty-one percent (51%) of Journal Broadcast Group's total revenue. The television stations of Journal Broadcast Group are:

--------------------------------------------------------------------------------
                                                      Station           Total
                                 Year                 Audience       Stations in
Station      Location           Acquired   Network      Rank*            Market
--------------------------------------------------------------------------------
WTMJ-TV      Milwaukee, WI       1947        NBC         1                10
--------------------------------------------------------------------------------
KTNV-TV      Las Vegas, NV       1979        ABC         3                 9
--------------------------------------------------------------------------------
WSYM-TV      Lansing, MI         1984        FOX         3                 5
--------------------------------------------------------------------------------
KMIR-TV      Palm Springs, CA    1999        NBC         2                 6
--------------------------------------------------------------------------------

*  Per the February 2001 Nielsen ratings book, weekly cumulative average

Network Compensation. The affiliation by a station with one of the four (4) major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments (network compensation), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during the breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement the programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming. All of Journal Broadcast Group's television stations are strong affiliates with good relationships with the networks. The recent trend in network compensation has been for networks to negotiate for lower compensation payments to the affiliates as they cover the rising costs of programming including the increased cost of network sports rights. Journal Broadcast

Group's television stations have varying affiliate agreements with the networks. The agreements can include network compensation to be paid to the affiliate in the form of cash, or in lieu of cash, additional advertising time, the affiliate paying the network for the additional programming or any combination of these. The television stations of Journal Broadcast Group have attempted to combat the decline in network compensation by purchasing additional programming and producing top rated newscasts to gain an increased number of viewers that advertisers wish to attract.

Digital broadcasting. In April 1997, the Federal Communications Commission (FCC) provided broadcasters $70 billion worth of spectrum to broadcast digital concurrently with analog until 2006. Initial digital broadcasting is required by May 1, 2002. In 2006, all broadcasters must relinquish extra broadcast spectrum and broadcast in only digital. The opportunities provided by digital broadcasting may include broadcasting in multiple streams with various programs on one channel. A portion of the signal may also be used for datacasting. These opportunities are all in the formation stages and the effect digital broadcasting will have on Journal Broadcast Group remains to be seen. Journal Broadcast Group, like other television broadcasters, must make substantial capital investments for digital equipment in order to meet the FCC's mandate. On November 3, 2000, WTMJ-TV became the first commercial television station in Milwaukee to broadcast in digital on WTMJ-DT. The other three Journal Broadcast Group television stations believe they will be prepared to broadcast in digital by the 2002 deadline.

Radio. In 2000, revenue from radio operations accounted for forty-nine percent (49%) of Journal Broadcast Group's total revenue. The radio stations of Journal Broadcast Group are:

-------------------------------------------------------------------------------------------------------------------------
                                          Year                                         Station        Total Stations in
Station         City of License          Acquired               Format                 Audience             Market
                                                                                        Rank*
-------------------------------------------------------------------------------------------------------------------------
WTMJ-AM         Milwaukee, WI             1927             News/Talk/Sports               1                  27
-------------------------------------------------------------------------------------------------------------------------
WKTI-FM         Milwaukee, WI             1940          Hot Adult Contemporary            9                  27
-------------------------------------------------------------------------------------------------------------------------
KOSR-AM         Omaha, NE                 1995                  Sports                   21                  33
-------------------------------------------------------------------------------------------------------------------------
KBBX-AM         Omaha, NE                 1998                 Hispanic                  25                  33
-------------------------------------------------------------------------------------------------------------------------
KEZO-FM         Omaha, NE                 1995                   Rock                     7                  33
-------------------------------------------------------------------------------------------------------------------------
KKCD-FM         Omaha, NE                 1995               Classic Hits                10                  33
-------------------------------------------------------------------------------------------------------------------------
KSRZ-FM         Omaha, NE                 1998                 Hot Adult                  9                  33
                                                              Contemporary
-------------------------------------------------------------------------------------------------------------------------
KQCH-FM         Nebraska City, NE         1997             Contemporary Hits              1                  33
-------------------------------------------------------------------------------------------------------------------------
KOMJ-AM         Omaha, NE                 1999              Adult Standards              13                  33
-------------------------------------------------------------------------------------------------------------------------
KMXM-FM         Omaha, NE                 1999                Hot Country                11                  33
-------------------------------------------------------------------------------------------------------------------------
KFFN-FM         Tucson, AZ                1996               Sports Radio                17                  26
-------------------------------------------------------------------------------------------------------------------------
KMXZ-FM         Tucson, AZ                1996            Adult Contemporary              3                  26
-------------------------------------------------------------------------------------------------------------------------
KZPT-FM         Tucson, AZ                1996         Modern Adult Contemporary          9                  26
-------------------------------------------------------------------------------------------------------------------------
KGMG-FM         Oracle, AZ                1998              Rhythmic Oldies              14                  26
-------------------------------------------------------------------------------------------------------------------------
WQBB-AM         Powell, TN                1998              Adult Standards              14                  25
-------------------------------------------------------------------------------------------------------------------------
WMYU-FM         Sevierville, TN           1997                  Oldies                    4                  25
-------------------------------------------------------------------------------------------------------------------------
WWST-FM         Karns, TN                 1997             Contemporary Hits              2                  25
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
                                          Year                                         Station        Total Stations in
Station         City of License          Acquired               Format                 Audience             Market
                                                                                        Rank*
-------------------------------------------------------------------------------------------------------------------------
WBON-FM         Knoxville, TN             1998               Classic Rock                 7                  37
-------------------------------------------------------------------------------------------------------------------------
KGEM-AM         Boise, ID                 1998              Adult Standards              14                  37
-------------------------------------------------------------------------------------------------------------------------
KCID-AM         Caldwell, ID              1998            Adult Contemporary             31                  37
-------------------------------------------------------------------------------------------------------------------------
KJOT-FM         Boise, ID                 1998                   Rock                     7                  37
-------------------------------------------------------------------------------------------------------------------------
KCID-FM         Caldwell, ID              1998            Adult Contemporary             15                  37
-------------------------------------------------------------------------------------------------------------------------
KQXR-FM         Boise, ID                 1998             Alternative Rock               5                  37
-------------------------------------------------------------------------------------------------------------------------
KRVB-FM         Nampa, ID                 2000             Adult Alternative             12                  37
-------------------------------------------------------------------------------------------------------------------------
KFDI-AM         Wichita, KS               1999              Classic Country               3                  19
-------------------------------------------------------------------------------------------------------------------------
KFDI-FM         Wichita, KS               1999                  Country                   1                  19
-------------------------------------------------------------------------------------------------------------------------
KICT-FM         Wichita, KS               1999                   Rock                     2                  19
-------------------------------------------------------------------------------------------------------------------------
KFXJ-FM         Augusta, KS               1999               Classic Hits                11                  19
-------------------------------------------------------------------------------------------------------------------------
KYQQ-FM         Arkansas City, KS         1999                Hot Country                16                  19
-------------------------------------------------------------------------------------------------------------------------
KMXW-FM         Newton, KS                2000                 Hot Adult                 14                  19
                                                             Contemporary
-------------------------------------------------------------------------------------------------------------------------
KTTS-AM         Springfield, MO           1999              Classic Country               4                  18
-------------------------------------------------------------------------------------------------------------------------
KTTS-FM         Springfield, MO           1999                  Country                   5                  18
-------------------------------------------------------------------------------------------------------------------------
KMXH-FM         Sparta, MO                1999                Hot Country                13                  18
-------------------------------------------------------------------------------------------------------------------------
KVOO-AM         Tulsa, OK                 1999              Classic Country              12                  24
-------------------------------------------------------------------------------------------------------------------------
KVOO-FM         Tulsa, OK                 1999                  Country                   4                  24
-------------------------------------------------------------------------------------------------------------------------
KCKI-FM         Henryetta, OK             1999                Hot Country                17                  24
-------------------------------------------------------------------------------------------------------------------------

* Per the Fall 2000 Arbitron ratings book, average persons 12+, Monday-Friday, 6:00am to 12:00pm

Seasonal/Cyclical Trends. Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is strongest in the second and fourth quarters of the year. This coincides with increased advertising around certain holidays, specifically Mother's Day and Christmas. The second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenues, they are subject to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic television broadcasts. Journal Broadcast Group's revenues were positively impacted by Olympic broadcasts in 2000 as two (2) of its television stations are NBC affiliates, the network which carried the Olympic games.

Competition. In each market in which Journal Broadcast Group operates, it competes with other television and radio stations, newspapers, cable television, direct mail services, billboards and the Internet for advertising dollars. Revenues are derived primarily from local, regional and national advertising, and to a much lesser extent, from network compensation and production activities. Ratings highly influence competition in broadcasting. Ratings represent the number of viewers or listeners tuning in to our stations which then affect the advertising rates the broadcaster can charge. Advertising rates for the broadcast industry are set based upon a variety of factors, including a program's popularity among the advertiser's target audience, the number of advertisers competing for the available time, the size and demographic make up of the market served and the availability of alternative advertising in the market. By having a "cluster" of several radio stations within one market, Journal Broadcast Group can offer advertisers the opportunity to purchase air time on more than one of its stations in order to reach a broader audience. Technology can play an important role in competition as the ratings each station receives also depends upon the strength of the station's signal in each market, and therefore, the number of viewers or listeners who have access to the signal. Journal Broadcast Group has strong signals with all of its television and radio properties and continues to invest in the manpower and technology needed to maintain, and if possible, strengthen these signals.

FCC Licenses. The FCC is empowered to regulate the broadcast industry. Broadcast licenses are required for television and radio operation to serve the public interest, need and convenience and are granted by the FCC. The license renewal process has been simplified to presume the licensees have met their statutory and regulatory obligations. Absent a clear demonstration of substantive, deliberate and willful violations, licenses are renewed for eight year terms. Journal Broadcast Group has never had a violation of the FCC's regulations that jeopardized the renewal of its licenses.


Norlight Telecommunications
---------------------------

In 1972, the Company and American Microwave and Communications, Inc. formed Midwestern Relay Company (MRC) to build a microwave transmission system across Wisconsin. An independent television transmission company, MRC provided microwave transmission service to Wisconsin cable television systems. In 1975, the Company acquired sole ownership of MRC. In 1991, the Company acquired NorLight Telecommunications, Inc., a fiber optics private carrier and today, these companies are known as Norlight Telecommunications, Inc. (Norlight), a provider of state-of-the-art telecommunications services. Norlight's carrier services (wholesale) provide network transmission solutions to other telecommunications carriers, including interexchange carriers (IXCs), incumbent local exchange carriers (ILECs) and competitive local exchange carriers (CLECs), by offering bulk transmission capacity, including custom designed networks. Norlight's business-to-business service provides advanced data communications products, specifically dedicated circuits, frame relay (high-speed switching technology that provides throughput and delay performance), ATM, Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services) to small and medium sized businesses in the Upper Midwest. Norlight's satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals. These products are offered wherever Norlight either operates its own network or has service agreements with resellers.

Norlight owns and operates one of the Midwest's largest fiber optic networks. The state-of-the-art digital switching platforms provide fast connections and throughput, and the SONET based network is constructed in a ring formation with the intelligence to route traffic multiple ways to avoid points of service interruption. The network covers 3,529 route miles and connects Wisconsin, Minnesota, Illinois, Indiana, and Michigan. Norlight's customer contracts are generally twelve (12), thirty-six (36), or sixty (60) month contracts for service. Pricing is generally fixed over the term of the contract with the exception of local access costs, which can be increased if Norlight experiences an underlying cost increase. Contracts can be terminated early but are subject to a cancellation charge that varies by customer. Norlight's top ten customers accounted for approximately forty-three (43%) of Norlight's revenue in 2000 and the loss of one of its top two customers would adversely effect the Company's results of operation. Norlight uses in-house salespersons to negotiate contracts with customers.

As a result of the increased demand for quality telecommunication services, Norlight has experienced almost thirty percent (30%) compounded revenue growth since 1996, with strong growth, especially in its wholesale business. This growth has been accomplished by expanding its SONET network across the Midwest. Its most recent network expansion, into Michigan, was completed in 2000 and its Indiana expansion is expected to be fully operational by June 2001. Additional investments in its existing network, primarily located in Wisconsin, Minnesota, Illinois and Indiana, are being made to enable future sales growth with significant segments to be placed in service in 2001.

Competition. The telecommunications market is extremely competitive. There are multiple large competitors, including both IXCs, such as WorldCom, Global Crossing, and Sprint, and ILECs, such as SBC, Verizon, and Qwest Communications. Additionally, there are numerous new entrants, most of which are CLECs, including Winstar and Teligent. These competitors are pursuing a "compete on price" selling model in their attempt to grow market share. The result has been, and will continue to be, price pressure in most product categories. Technology has enabled this to occur because the current network equipment allows for greater data transmission at lower operating costs. Even though prices have declined, so have operating costs and companies have been able to maintain high profit margins. The industry is beginning to consolidate with the recent mergers of several large companies. Recently, the telecommunications industry has been shaken with a decline in the capital markets. Startup companies, and those in high growth modes, are finding it difficult to secure funding for working capital and expansion. The next several years will probably see further consolidation as stronger, more established companies purchase weaker companies that are on the verge of failure. Norlight believes weaker companies that aren't purchased or able to obtain additional capital infusion will likely fail.

An element of Norlight's competitive advantage is its well-developed, fault tolerant, regional fiber optic network with an outstanding reputation for reliability that is managed and supervised 24-hours-a-day, 7-days-a-week. Norlight also offers custom-designed integrated solutions that appeal to customers. Norlight has access to financial resources from the Company, which enables it to expand its network.

A significant negative competitive factor facing Norlight is it has to rely on the ILECs and CLECs to provide "end-to-end" service to its business-to-business customers. ILECs and CLECs generally have long waits for service implementation and typically charge higher prices for similar service. The result is that Norlight sometimes loses business due to non-competitive prices and/or the inability to establish service within the customer's timing needs. Additionally, due to the regional nature of Norlight's service focus, it is difficult to obtain customers with a nationwide presence to consider Norlight for their telecommunication needs.

Regulation. As part of the Telecommunications Act of 1996, the FCC regulates Norlight as an IXC carrier. Norlight holds a variety of classifications at the state level but is primarily regulated as an IXC. Norlight has, or is in the process of securing Local Exchange Authority (LEC) in a number of states in which it conducts business. This will allow Norlight to offer alternatives for customers on the "last mile" of the service connection or a path from Norlight's point-of-presence (POP) to the LEC central office. Because Norlight is already billing the customer for this service, it believes it will be able to increase revenue, lower its costs, and provide better customer service.

IPC Communication Services
--------------------------

IPC Communication Services, Inc. (IPC), founded in 1949 as Imperial Printing Company, was acquired by the Company in 1992. As a vertically integrated supply chain management company, IPC provides the following global manufacturing and distribution services to markets in the Original Equipment Manufacturers (OEM) and publishing industries: comprehensive print services; complete bindery and finishing; print-on-demand; journals online; online peer review; and subscription management. IPC is also a Microsoft Authorized Replicator and a Microsoft Authorized Mastering business that provides compact disc (CD) mastering, CD-ROM, DVD (video and audio discs similar to compact discs) and CD-Audio replication; e-business services and solutions; Fulfillment; end user, channel and returns; packaging and assembly; rack management, warehousing distribution and logistics; mailing services; and data conversion. These markets are served through its direct salesforce. IPC is based in St. Joseph, Michigan, and has additional operations in Foothill Ranch, California, Austin, Texas, Lebanon, Tennessee and Roncq, France. In 2001, IPC will begin operating in Dublin, Ireland.

Seasonal trends. IPC is dependent upon the seasonality of its customers' industries and it receives the majority of its revenues during the third and fourth quarters of the year. PC software and hardware manufacturers aim their product launches for October and November to take advantage of the Christmas buying season. If they anticipate strong consumer demand, some of IPC's customers stock up their inventories for the end of the year. This translates into a strong demand for the services that IPC provides. Conversely, if consumer demand is anticipated to be weak, these customers will live off of their existing inventories and the demand for IPC's services will decrease. The stability of IPC's printing business offsets this variability to some extent.

Competition. There are many large and small competitors offering the same products and services as IPC. IPC is well positioned to grow its share in the market since the implementation of a new 10-unit web press in 2000 and the introduction of its EZ suite of E-Business products. In the OEM market, the competition is more concentrated and much of the business is being impacted by the move to reduce the amount of printed documentation that ships with the software. IPC is introducing other revenue streams to compensate for this trend such as Electronic Software Downloading (ESD) and innovative E-Business solutions. IPC has a strong presence in its OEM line of business as it supplies three (3) of the top (5) PC OEMs.

While the loss of a single customer would not have a material effect on the Company, IPC derives forty-five (45%) of its revenues from three (3) major customers and the loss of one or all of these customers would have a material effect on IPC's results of operations.

Raw materials. IPC uses paper, plastic ink, and polycarbonate in its production processes, all of which are readily available.


Add Inc.
--------

Add Inc. began publishing and printing in Waupaca, Wisconsin in 1972 and in 1981 the Company purchased a majority interest in Add Inc. The Company obtained complete ownership of Add Inc. in 1986. Add Inc. owns and operates more than one hundred (100) publications and seven printing plants. Add Inc. derives its revenues from advertising, circulation, and commercial printing.

Add Inc. publishes forty-two (42) shoppers with a combined circulation of more than 1 million households each week. Shoppers are free publications, primarily carrier delivered to each household in a geographic area, featuring advertisements from local and national businesses. A few of Add Inc.'s shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. These shoppers are delivered to various communities in Massachusetts, New York, Ohio, Vermont, and Wisconsin.

Add Inc. also publishes fifty-seven (57) community newspapers, with a combined circulation of more than three hundred thousand (300,000) weekly. Add Inc.'s community newspapers focus on local news and events that are of interest to the local residents. In some markets, Add Inc.'s community newspapers are the only source of local news. These local newspapers serve communities in Connecticut, Florida, Vermont, and Wisconsin.Over the last few years, Add Inc. has acquired or started several niche publications. Niche publications are different from shoppers and community newspapers in that they are product or industry specific; therefore, they appeal to a very specific advertiser and reader. A few examples of the niche products are automotive and boating focused publications. Add Inc. provides niche publications in Florida, Louisiana, and Wisconsin.

Seasonal trends. Seasonal revenue fluctuations are common in the newspaper industry and are primarily due to fluctuations in advertising expenditures by retailers. Add Inc.'s strongest periods of the year are a result of increased advertising activity during the spring for Easter and Mother's Day; late summer, just prior to students returning to school; and during the Thanksgiving and Christmas periods. The overall level of advertising is dependent upon the general health of the economy.

Competition. The factors affecting advertising and circulation competition in the markets Add Inc. serves include the quality of the products offered, customer service, competitive pricing versus other publications, editorial and local news content, and proven readership of the publication's classifieds. Add Inc.'s competitors include other newspapers, television and radio stations, direct mail and the Internet.

Raw materials. Newsprint is the main material used in Add Inc.'s production processes. Add Inc. currently uses seven (7) different suppliers, with no formal contracts with any of them. Purchase agreements are all short-term in duration. Add Inc. attempts to leverage its purchasing power from all of its plants to obtain the best price possible and will utilize the spot market whenever more favorable pricing can be obtained. Add Inc.'s newsprint consumption was 23,614 metric tons in 2000 and 26,410 metric tons in 1999 and anticipates that the supply of newsprint will adequately meet its needs in 2001.


NorthStar Print Group
---------------------

In 1966, the Company acquired the Gugler Lithographic Co. founded in Milwaukee in 1878. Gugler has evolved into what is known today as NorthStar Print Group, Inc. (NorthStar). NorthStar produces premium rotogravure and pressure sensitive labels on various substrates for consumer goods and industrial manufacturers (including in-mold labels).

Due to industry consolidations of printers and converters, NorthStar has internally restructured its two (2) label operations into a single consolidated unit. This restructuring is giving NorthStar a competitive advantage as many of its large consumer product customers are also consolidating through acquisition and moving towards single-supply source programs.

NorthStar provides approximately ninety-eight percent (98%) of all beer bottle labels to Miller Brewing Company. This accounts for about thirty-six percent (36%) of NorthStar's revenue. The loss of this customer would not negatively effect the results of operations of the Company, but would materially affect NorthStar's results of operations.

In March 2001, the Company completed the sale of certain of the assets of the Milwaukee operations of NorthStar. This business was engaged in the printing of point-of-purchase materials and out-of-home media.


PrimeNet Marketing Services
---------------------------

The Company acquired PrimeNet DataSystems in St. Paul, Minnesota in 1994 and MegaDirect in Clearwater, Florida in 1995. Today, these businesses are collectively known as PrimeNet Marketing Services, Inc. (PrimeNet). The St. Paul division is engaged in the business of providing marketing database services, consultative marketing solutions, data production services, customized laser printing, direct mail production and fulfillment services. The Clearwater division is a direct mail operation offering customers design services, offset and laser printing, direct mail production, processing and fulfillment.

Seasonal/Cyclical Trends. PrimeNet's Clearwater division can be impacted by trends in the automobile industry and both operations experience slow downs during the summer months as these are traditionally slower periods for direct mail. Like other companies that derive revenue from advertising, the overall health of the economy effects PrimeNet's operations.

Competition. PrimeNet competes for advertising dollars with other direct mail firms, newspapers, television and radio broadcasting, and the Internet. PrimeNet also competes with telemarketers. PrimeNet services all types of markets whereby direct mail is a desirable communication tool for advertisers to solicit new customers or to communicate with existing customers. PrimeNet's competitive position continues to improve and will be aided by the addition of a Milwaukee location in 2001 and the services this location will offer.


Compliance with Environmental Laws
----------------------------------

As the owner, lessee or operator of various real properties and facilities, the Company is subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. However, there can be no assurance that compliance with existing or new environmental laws and regulations will not require us to make future expenditures.

Employees
---------

As of December 31, 2000, the Company and its subsidiaries had approximately 5,100 full-time and 2,200 part-time employees compared to approximately 5,000 full-time and 2,300 part-time employees at December 31, 1999. Currently, there are fourteen (14) bargaining units representing approximately 900 full and part time employees, or twelve percent (12%) of the total number of employees.

                               ITEM 2. PROPERTIES
                               ------------------

The Company, whose headquarters are located in Milwaukee, Wisconsin, believes all of its properties are well maintained, are in good condition, and suitable for its present operations. Principal properties operated by the Company and its subsidiaries as of December 31, 2000 are:

Segment                      Location               How Held      Square Footage
--------------------------------------------------------------------------------
Journal Sentinel
----------------
Headquarters Office/Plant    Milwaukee, WI          Owned               484,500
Garage                       Milwaukee, WI          Owned                67,500
Distribution Centers         Throughout WI          Owned/Leased        280,150
Inserting Plant              Milwaukee, WI          Leased               85,200
New Production Facility      West Milwaukee, WI     Owned/Leased        448,750

Journal Broadcast Group
-----------------------
Headquarters Office
   and Studios               Milwaukee, WI          Owned               101,500
Office and Studios           Las Vegas, NV          Owned                20,300
Office and Studios           Lansing, MI            Leased               13,200
Office and Studios           Palm Springs, CA       Owned                19,100
Office and Studios           Omaha, NE              Leased               24,700
Office and Studios           Tucson, AZ             Owned/Leased          9,800
Office and Studios           Boise, ID              Owned/Leased          6,400
Office and Studios           Knoxville, TN          Owned                 6,400
Offices and Studios          Wichita, KS            Owned/Leased         23,100
Office and Studios           Springfield, MO        Leased                9,000
Office and Studios           Tulsa, OK              Leased               11,600

Norlight Telecommunications
---------------------------
Headquarters and
   Sales Office              Brookfield, WI         Leased               38,700
Office/Satellite antennae    Skokie, IL             Leased                6,100
Offices                      St. Paul, Duluth, and
                             Arden Hills, MN        Owned/Leased          5,100
Offices                      Green Bay, Madison,
                             Afton, and
                             Rubicon, WI            Owned/Leased         13,100
Office                       Buffalo Grove, IL      Leased                2,700
Offices                      Grand Rapids and
                             Lansing, MI            Leased                3,800

IPC Communication Services
--------------------------
Headquarters Office/
   Plant/Warehouse           St. Joseph, MI         Leased              321,000
Office/Plant                 Foothill Ranch, CA     Leased              201,000
Office/Warehouse             Austin, TX             Leased               10,600
Office/Warehouse             Lebanon, TN            Leased               11,200

Segment                      Location               How Held      Square Footage
--------------------------------------------------------------------------------
IPC Communication Services (continued)
-------------------------------------
Office                       Balentine, CA          Leased                  150
Offices/Plant                Lille and
                             Grenoble, France       Leased               71,600

Add Inc.
--------
Headquarters Office/
   and Plant                 Waupaca, WI            Owned                58,000
Offices/Plants               WI, OH, FL, LA,
                             VT, CT, NY, MA         Owned/Leased        386,500

NorthStar Print Group
---------------------
Headquarters Office/Plant*   Brown Deer, WI         Owned               128,400
Office/Plant                 Norway, MI             Owned               108,000
Office/Plant                 Watertown, WI          Owned                63,300
Office/Plant                 Green Bay, WI          Owned                39,600

* Headquarters office will move to Watertown, WI during the first quarter of 2001.

PrimeNet Marketing Services
---------------------------
Headquarters Office/Plant    St. Paul, MN           Leased               87,200
Office/Plant                 Clearwater, FL         Leased               32,000


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

See Note 7 in the Company's "Notes to Consolidated Financial Statements " in the Company's Annual Report on page 15 which is incorporated herein by reference.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -----------------------------------------------------------
                                      None.

                    ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT
                    -----------------------------------------

Information with respect to the executive officers of the Company, as of March 9, 2001, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since 1996. Each officer listed below will hold office until the next annual meeting of the board of directors, which will be held immediately following the annual meeting of shareholders on June 5, 2001. For information on the directors of the Company, see Item 12. "Security Ownership of Certain Beneficial Owners and Management."

Steven J. Smith (50)
Chairman of the Board of Directors of the Company since December 1998 and Chief Executive Officer since March 1998; President of the Company from September 1992 to December 1998; Director of the Company since 1987.

Douglas G. Kiel (52)
President of the Company since December 1998; Executive Vice President of the Company between June 1997 and December 1998; President of Journal Broadcast Group* from June 1992 to December 1998; Director of the Company since 1991.

Paul M. Bonaiuto (50)
Executive Vice President of the Company since June 1997 and Chief Financial Officer since January 1996; Senior Vice President between March 1996 and June 1997; Director of the Company since June 1993.

Todd K. Adams (42)
Director and Vice President of the Company since June 1996; Senior Vice President and Chief Financial Officer of Journal Sentinel* since June 1993.

Anne M. Bauer (36)
Vice President and Corporate Controller of the Company since June 2000; Corporate Controller from January 1999 to June 2000; Assistant Corporate Controller from January 1995 to January 1999.

James J. Ditter (39)
Director and Vice President of the Company since September 1995 and President of Norlight Telecommunications* since September 1995.

Robert M. Dye (53)
Director of the Company since March 6, 1990; Vice President of Corporate Affairs for the Company since June 2000; Vice President of Corporate Communications for the Company from March 1990 to June 2000.

Carl D. Gardner (44)
Director of the Company since June 1999; Vice President of the Company since March 1999; President-Radio, Journal Broadcast Group* since December 1998; Executive Vice President - Radio, Journal Broadcast Group* from December 1997 to December 1998; Vice President of Radio Operations/WTMJ-AM, Journal Broadcast Group* from June 1996 to December 1997.

Richard J. Gasper (57)
Director and Vice President of the Company since June 1996 and President of NorthStar Print Group* since January 1996.

Daniel L. Harmsen (45)
Vice President of Human Resources for the Company since March 1996; Director of Human Resource Services for the Company from 1994 to March 1996.

Stephen O. Huhta (45)
Director and Vice President of the Company since June 1993; President of Add Inc.* since August 1996; Senior Vice President of Operations of Add Inc.* from June 1992 to August 1996.

Mark J. Keefe (41)
Director and Vice President of the Company since March 1996 and President of PrimeNet Marketing Services* since October 1995.

Kenneth J. Kozminski (35)
Director and Vice President of the Company since December 1999; President of IPC Communication Services* since July 1999; Vice President and General Manager of Eastern Region-IPC Communication Services* from July 1998 to July 1999; Vice President of Operations of IPC Communication Services* from May 1998 to July 1998; General Manager of IPC Communication Services Europe, a subsidiary of IPC Communication Services* from February 1997 to May 1998; Director of Print Operations of IPC Communication Services* from February 1995 to February 1997.

Paul E. Kritzer (58)
Director and Vice President-Legal for the Company since June 1990 and Secretary of the Company since September 1992.

Ronald G. Kurtis (53)
Director and Vice President of the Company since June 1993; Senior Vice President and Chief Financial Officer of Journal Broadcast Group* since June 1994.

William T. Lutzen (39)
Vice President of the Company since June 1994; Vice President and
Controller-Radio, Journal Broadcast Group* since August 2000; Vice President, Financial Management for the Company from January 1999 to August 2000; Corporate Controller for the Company from June 1992 to January 1999.

James P. Prather (43)
Director of Journal Communications, Inc. since June 1999; Vice President of the Company since March 1999; President-Television, Journal Broadcast Group* since December 1998; Executive Vice President-Television, Journal Broadcast Group* from December 1997 to December 1998; General Manager of WTMJ-TV from 1995 to the present.

Keith K. Spore (58)
Director and Senior Vice President of the Company and President of Journal Sentinel* since September 1995; Publisher of The Milwaukee Journal Sentinel since June 1996.

Mary Alice Tierney (50)
Vice President of Corporate Communications for the Company since June 2000; Communications and Corporate Affairs Manager from August 1999 to June 2000; Corporate Affairs Manager from March 1999 to August 1999; Vice President of Communications and Community Affairs for Journal Broadcast Group Inc* from June 1994 to August 1999.

Karen O. Trickle (44)
Director of the Company since June 1999; Vice President of the Company since March 1999; Treasurer of the Company since December 1996 after joining the Company in September 1996; Assistant Treasurer (International) for Harnischfeger Industries, Inc., Brookfield, Wisconsin, a manufacturer of surface mining equipment and underground mining machinery, from September 1994 to September 1996.

----------------------------------
* A subsidiary of the Company

                                     PART II
                    ITEM 5. MARKET FOR COMPANY'S COMMON STOCK
                    -----------------------------------------
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

There is no established public trading market for the Company's common stock. Units can be purchased only by full-time employees with ninety (90) days of service and part-time employees with two consecutive years of service of one thousand (l,000) hours each year. As of March 9, 2001, the Journal Employees' Stock Trust, created by JESTA dated May 15, 1937, as amended (the Trust), owned of record 25,920,000 shares, or 90%, of the issued and outstanding common stock of the Company. Matex Inc. owns 2,640,000 shares, or 9.2% of the outstanding stock and the remaining 240,000 shares, or 0.8%, are owned by the heirs of Harry
J. Grant (Grant Stockholders), the second publisher of The Milwaukee Journal and the founder of the Trust.

The Trust issues units, each representing a beneficial interest in one share of the Company's stock to eligible employees. On March 9, 2001, 3,723 employee owners (unitholders) owned 22,483,651 units (representing 83% of the Company's outstanding common stock) and thus were the beneficial owners of a like number of shares of the Company's stock held by the Trust. The balance of 3,436,349 units issued by the Trust was, on the above date, held by personal trusts and by the Company, treated as treasury stock and not voted.

Prior to all meetings of shareholders of the Company, the trustees of the Trust (Trustees) are required to deliver to each active employee-unitholder a proxy, with the right of substitution, for the number of the Company's shares represented by his or her units.

Unitholders may sell their units only through procedures, and at a formula price (option price), dictated pursuant to JESTA, and the policy determinations of the Trustees. Whenever a unitholder ceases to be an employee, for any reason except retirement, corporate downsizing, divestiture, restructuring, reorganization, job elimination, outsourcing or similar action, he or she must offer his or her units for resale (purchase option) through the corporate treasury to active employees designated by the President of the Company or to the Company. Employees who retire may hold their units for up to ten (10) years after leaving the Company. The cumulative number of units subject to the Company's purchase option increases in equal increments of ten percent (10%) each year for ten years beginning on the first anniversary of each such employee's retirement. Employees who are separated from the Company due to divestiture, downsizing, reorganization, job elimination, outsourcing, restructuring or similar action may hold their units for a period of up to five (5) years, depending on the number of years that he or she owned units. For each unitholder that is granted this, the cumulative number of units subject to the Company's purchase option increases in equal increments each year for the number of years in the sell-back period applicable to the unitholder beginning on the first anniversary of their termination of employment. Unitholders may transfer units to personal trusts and to charitable, educational or religious trusts. All units held by such trusts are likewise voted by the Trustees at the annual meetings of shareholders. As of March 9, 2001, retirees, personal and other trusts held 8,385,021 units, representing a beneficial interest in 30.9% of the Company's outstanding common stock.

All of the Trustees are directors of the Company. They have no financial interest in the Company's stock owned by the Trust other than through the units that they own individually.

The Company anticipates it will continue to pay comparable cash dividends in the future. The Company's option price and dividend history (adjusted for stock splits) for the past decade are presented in the following table:

                          Employee Stock Ownership Plan
                          -----------------------------

                      Option     Option      Option                    Total
                      Price      Price       Price         Cash        Annual
Year                  Begin      End        Increase      Dividend     Return
----                  -----      ---        ---------     --------     ------
2000 - 4th Qtr       $33.22     $34.74       $1.52        $0.35         20.5%
2000 - 3rd Qtr        32.08      33.22        1.14         0.35
2000 - 2nd Qtr        30.84      32.08        1.24         0.35
2000 - 1st Qtr        29.94      30.84        0.90         0.30

1999 - 4th Qtr        28.84      29.94        1.10         0.30         22.0
1999 - 3rd Qtr        27.47      28.84        1.37         0.28
1999 - 2nd Qtr        26.31      27.47        1.16         0.28
1999 - 1st Qtr        25.48      26.31        0.83         0.28

1998                  21.69      25.48        3.79         1.10         22.5
1997                  18.58      21.69        3.11         1.10         22.7
1996                  18.12      18.58        0.46         1.10          8.6
1995                  17.70      18.12        0.42         1.05          8.3
1994                  17.32      17.70        0.38         0.95          7.7
1993                  16.80      17.32        0.52         0.90          8.5
1992                  16.30      16.80        0.50         0.90          8.6
1991                  15.74      16.30        0.56         0.90          9.3

In 1996, the Trustees, stockholders and active-unitholders of the Company adopted an amendment to JESTA to change the option price formula (the amendment) used to calculate the price of units. A multiplier is applied to the Company's original option price formula. Implemented in the beginning of 1997, the multiplier, which progressively increases in each of the 13 periods of the Company's fiscal year, finished 2000 at 1.4 and will finish calendar year 2001 at 1.5. The five-year phase-in of the multiplier will then be complete, when a multiplier of 1.5 will become a permanent component of the option price formula. At the time of the amendment, the Trustees believed the amendment would cause the unit price to be approximately 75% of the price at which the units would trade if they were publicly-traded securities at the end of the five-year phase-in period, based upon market conditions existing in October 1996. In addition to the Trust, there are two (2) other record holders of stock of the Company. The Company is not aware of any recent sales of stock.

Change in ownership. Under JESTA, it would be very difficult, if not impossible, for the Trustees to sell or otherwise permanently dispose of any shares of the Company's common stock held by the Trust. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of their units, then their units will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and the Grant Stockholders. If any units remain unsold, the nonconsenting eligibles and the Grant Stockholders then have a second priority to purchase. Finally, if any units still remain, they may be purchased by the Company. All of these purchases would be made at the option price in effect at that time.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

Selected financial data of the Company is presented in the Company's Annual Report on pages 6 and 7 (included in Exhibit 13), and is incorporated herein by reference.


    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

COMPARE 2000 with 1999

Consolidated
Revenue was $810.3 million in 2000 compared with $755.9 million in 1999, a 7.2% increase. Earnings before income taxes decreased $5.1 million to $109.9 million in 2000 compared with $115 million in 1999. Overall, the slowdown in the national economy has affected many of our businesses. In addition, pretax earnings were impacted by an increase in the cost of the Company's pension plans, recording of reserves for litigation and the payment of voluntary termination benefits. The combined impact of these three items was $10.2 million. Without these expenses, earnings before taxes would have increased $5.1 million, or 4.4%.

Journal Sentinel
Total revenue of $235.9 million declined $0.4 million or 0.2% from $236.3 million in 1999. The reduction in revenue from the closing of two major retailers in the Milwaukee area and advertising reductions by some key retail accounts was partially offset by approximately $2 million of additional revenue due to an extra Sunday newspaper in 2000.

Advertising revenue was virtually flat with 1999 at $182.7 million in 2000. Increases in retail preprints, general advertising, direct and solo mail and JSOnline were offset by declines in classified and retail ROP (run-of-press). Classified advertising, the largest advertising category, was $85.6 million in 2000 compared with $86.6 million in 1999.

Revenue from circulation was $48.3 million in 2000 compared with $48.8 million in 1999. Average year-to-date net paid circulation for both the daily and the Sunday newspaper has decreased 3.2% and 1.4% in 2000 from 1999, respectively.

Earnings before taxes in 2000 were $38.4 million, a decrease of $4.7 million from 1999. The rising cost of newsprint, payroll and employee benefits combined with the recording of $2.1 million in voluntary termination benefits have more than offset the earnings from the additional Sunday newspaper. Most of the workforce cutbacks are in production areas to give us improved efficiencies, particularly as we prepare to move production of the newspaper into a new facility.

Journal Broadcast Group
Journal Broadcast Group consists of four television stations and 36 radio stations. Revenue was $149.9 million in 2000 compared with $130.9 million in 1999, an increase of 14.5% or $19 million. Full year results from the Company's 1999 acquisitions of one television station and 13 radio stations account for $11.1 million in revenue growth in 2000. Earnings before taxes of $30.4 million in 2000 increased by $2.6 million over 1999 results. Same station pretax earnings grew by $3.1 million in 2000 over 1999.

Revenue from the television stations was $76.4 million, a 10.1% increase from 1999 revenue of $69.4 million. In 2000, the television stations recorded $4.8 million in political advertising and $2.9 million in Olympic advertising. Advertising market growth in Las Vegas (KTNV) and Palm Springs (KMIR) was strong in 2000. In addition, KTNV recorded a slight increase in market share. KMIR has focused resources on their news products and has recorded strong growth in news ratings. Political advertising was particularly strong in Lansing, Mich. (WSYM), where political advertising spending per capita ranked second in the nation. In addition, WSYM was No. 1 in late news ratings growth for all Fox affiliates in the country. In 2000, the Milwaukee (WTMJ) advertising market reported no growth despite political advertising in an election year. Revenue decreased at WTMJ by 2.4% in 2000 from 1999. However, WTMJ recaptured the No. 1 ratings position for the 10 p.m. news.

The four television stations reported earnings before taxes of $25.4 million in 2000 compared with $23.4 million in 1999. All stations except WTMJ had pretax earnings growth in 2000. Overall, all stations have focused on cost containment programs.

Revenue from the radio operations was $73.5 million in 2000, a $12 million increase over 1999 revenue of $61.5 million. Excluding revenue from the 13 radio stations acquired in June 1999, same station revenue was $52.7 million in 2000 compared with $47.9 million in 1999, a $4.8 million increase. The stations in Milwaukee, Tucson, Boise and Knoxville all contributed to the same station revenue growth. Pretax earnings were $5 million compared with $4.4 million in 1999. Same station earnings were $7.2 million in 2000 compared with $5.6 million in 1999. The year 2000 has been a turnaround year for the radio operations in Boise and Knoxville.

Norlight Telecommunications
Norlight continued to record strong revenue and pretax earnings growth in 2000. Revenue of $126.6 million in 2000 has grown 24.8% or $25.2 million over 1999 revenue of $101.4 million. Pretax earnings were $40.1 million in 2000 compared with $32.5 million in 1999. This is the first year that Norlight surpassed the Journal Sentinel as the Company's top earnings producer. In 2000, capital spending commitments exceeded $40 million. Demand for capacity remains strong as the network continues to expand with the completion of the Indiana addition by the second quarter of 2001. In addition to network expansion, Norlight continues to focus on new product development to complement their existing service offerings, improving service delivery and installation and providing outstanding customer service. Outstanding customer service has been validated by improved results from customer satisfaction surveys.

IPC Communication Services
IPC Communication Services had revenue of $117 million in 2000 compared with $110.7 million in 1999, an increase of $6.3 million. In 2000, IPC reported earnings before taxes of $4.8 million, a $0.5 million or 10.3% increase over 1999. A combination of an increase in the cost of materials used in production of $5.3 million and approximately $1 million of start-up costs in the eastern region on the new M-1000 press offset the earnings growth from revenue increases in 2000. The investment in the M-1000 press is expected to bring in additional revenue and improved production efficiencies in 2001 and beyond.

Add Inc.
Add Inc. had revenue of $112.2 million in 2000 compared to $111.7 million in 1999, a $0.5 million increase. Revenue increases were attributed to the full year impact from the 1999 start-up of the Fox Cities Newspapers and the Vermont and Connecticut publishing operations, the printing plants in Trumbull, Conn., and Waupaca, Wis. and the 1999 acquisition of the Ponte Vedra Recorder in Florida. These increases were offset by declines at the publishing groups in Wisconsin, Ohio and Louisiana. In addition, Add Inc. reported revenue of $2.4 million in 1999 from operations that were either sold or shut down during 1999. A pretax loss of $0.7 million was recorded in 2000 compared to pretax earnings of $4.1 million in 1999. Significant causes of the earnings decline were the $1 million loss on disposal from the shutdown of the Auto Mart operations in Ohio, start-up costs of $1 million from the new press in Waupaca, newsprint cost increases and printing inefficiencies at the Dixie Web print plant.

NorthStar Print Group
Revenue at NorthStar Print Group was $58 million compared to $57.3 million in 1999, an increase of $0.7 million. Revenue from the label division increased $1.8 million while revenue decreased at the display division in Milwaukee. In January 2001, the Company announced its agreement to sell certain of the assets of the display division. The sale was completed in March 2001. A pretax loss of $0.9 million was recorded in 2000 compared with pretax earnings of $0.7 million in 1999.

PrimeNet Marketing Services
Revenue at PrimeNet Marketing Services grew by 23.8% to $14.7 million in 2000 compared with $11.8 million in 1999. Earnings before taxes were $0.1 million in 2000 compared with a pretax loss of $2.6 million in 1999. PrimeNet mailed about 185 million mailings in 2000, which was a record year. The significant increase in revenue coupled with continued tight cost controls resulted in this turnaround.


Other Income and Expense
Dividend and interest income in 2000 was $1 million, a decrease from $4.3 million in 1999. During 2000, the Company carried a modest amount of debt throughout the year due to the high levels of capital investment. In 1999, the Company did not have debt borrowings under its line of credit until late in the year after the Company completed two significant acquisitions midyear.


Net Earnings
Net earnings for 2000 were $66.4 million or $2.45 per share, compared with net earnings of $69.4 million or $2.54 per share in 1999.


COMPARE 1999 WITH 1998

Consolidated
Revenue was $755.9 million in 1999 compared with $732.4 million in 1998, a 3.2% increase. Adjusting 1998 net revenue for the closure of the IPC Northern California operations, the revenue increase would have been 5.1%. Earnings before income taxes increased 12% to $115 million in 1999 from $102.7 million in 1998. In turn, pretax earnings were positively impacted in 1999 by the elimination of the loss associated with closure of the Northern California operations in 1998.

Journal Sentinel
Journal Sentinel total revenue and earnings before taxes were virtually flat in 1999 compared with 1998. Revenue increased only 0.2% to $236.3 million from $235.7 million in 1998. Earnings before taxes were $43 million in both 1999 and 1998. While newsprint costs decreased $7.5 million in 1999 compared with 1998, other costs increased, including production of the Sunday television section and payroll and benefits expenses. These increases offset the newsprint savings.

Advertising revenue increased $1.4 million to $182.7 million in 1999 compared with $181.3 million in 1998. Increases in retail ROP (run-of-press), retail preprints and shared and solo mail were offset by decreases in classified advertising. Retail ROP grew to $54.3 million compared with $51.9 million in 1998. Revenue in retail preprints grew $0.9 million to $21.5 million in 1999 compared with $20.6 million in 1998. Shared and solo mail revenue grew $3.5 million to $9.6 million in 1999 compared with revenue of $6.1 million in 1998. Shared mail is direct mail advertising pieces delivered to non-Sunday subscribers living in the five-county Milwaukee area. When combined with newspaper ads, this approach provides advertisers with a cost-effective approach to total market coverage. Solo mail is direct mail advertising delivered according to the customer's distribution list.

Circulation revenue was $48.8 million, a decrease of $1.8 million compared with 1998. Increases in reduced rate offers to new subscribers and decreases in Sunday net paids contributed to the revenue decrease.

Journal Broadcast Group
Journal Broadcast Group grew substantially through acquisitions in 1999. In 1999, one television station and 13 radio stations were purchased. Revenue grew $15.7 million to $130.9 million in 1999 compared with $115.1 million in 1998. However, earnings before taxes decreased $6.2 million to $27.8 million in 1999 compared with $34 million in 1998.

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

Revenue from the radio stations was $61.5 million, a 43.5% increase over 1998 revenue of $42.8 million. In June 1999, Journal Broadcast Corporation completed the acquisition of the stock of Great Empire Broadcasting Inc., a radio group of 13 stations in the Wichita Kan., Springfield, Mo., Tulsa, Okla., and Omaha, Neb., markets. Excluding revenue from the 13 radio stations acquired in 1999, revenue increased $3.2 million. Increased market share in Milwaukee, Tucson and Knoxville contributed to the revenue growth. Pretax earnings decreased $0.8 million to $4.4 million in 1999 compared with $5.2 million in 1998. Excluding the results from the stations acquired in 1999, pretax earnings increased $0.7 million from 1998. The stations in Milwaukee, Omaha, Tucson and Knoxville all reported increases in pretax earnings. The stations acquired in 1999 reported a pretax loss due to higher than expected operating costs and the combined amortization of acquisition costs and intangible assets.

Norlight Telecommunications
Norlight continued its strong revenue and earnings performance trend that began with the initial SONET ring construction in 1996. In 1999, Norlight's revenue grew 23.9% to $101.4 million from $81.9 million 1998. Pretax earnings were $32.5 million in 1999 compared with $24.1 million in 1998. Both revenue and pretax earnings growth were results of outstanding customer service and a heavy emphasis on quality people and systems support.

IPC Communication Services
IPC Communication Services' revenue decreased 11.7% to $110.7 million in 1999 from $125.5 million in 1998. The revenue decrease is attributed to the full year impact of the closure of the Northern California plant during the second half of 1998 and the decision to eliminate a number of low margin customers. In 1999, IPC reported earnings before taxes of $4.3 million, a $15.6 million turnaround from 1998's loss of $11.3 million. Included in 1998's loss was $7.3 million of plant closure related costs.

Add Inc.
Add Inc. had revenue of $111.7 million in 1999, a 3.6% increase compared with 1998 revenue of $107.8 million. The Wisconsin operations recorded revenue increases primarily from the start-up of the Fox Cities Newspapers. The Fox Cities Newspapers are a cluster of seven community newspapers and three shoppers started in the fast growing Fox River Valley area in Wisconsin. In addition, the 1999 acquisition of the Ponte Vedra Recorder in Florida and a full year's impact of the 1998 acquisition of Steals 'n' Deals in Louisiana contributed to revenue increases in the Florida and Louisiana regions. These revenue increases were offset by revenue declines from the Ohio operations.

Add Inc.'s publishing group reported pretax earnings of $0.8 million in 1999 compared with pretax earnings of $3.4 million in 1998. The pretax loss reported from the start-up of the Fox Cities Newspapers was a major contributor to the overall decrease in pretax earnings. In the fourth quarter of 1999, Add Inc. shut down the Jacksonville Shopping Guide and sold the Gainesville Buyers Guide. The publications had pretax losses of $0.6 million and $0.1 million in 1999, respectively.

Add Inc.'s print plants had revenue of $51.8 million in both 1999 and 1998. Revenue increases at the plants in Hartland, Wis., and Dixie Web in Louisiana were offset by a decrease in revenue at Trumbull Printing in Connecticut. For the second year in a row, Trumbull lost a significant printing customer. However, Trumbull was successful in implementing the necessary cost containment programs to report an increase in pretax earnings of $0.4 million. In total, earnings before taxes increased to $3.3 million compared with $1.8 million in 1998.

NorthStar Print Group
1999 revenue for NorthStar Print Group was $57.3 million, a $0.9 million increase from 1998 revenue of $56.4 million. Earnings before taxes decreased $0.7 million to $650,000 in 1999 compared to $1.3 million in 1998. Revenue increased at the Milwaukee and Norway/Watertown operations by concentrated sales efforts in point-of-purchase materials and new label product offerings (StarGuard, AquaStar and StarSaver), respectively. The Milwaukee operation showed an increase in pretax earnings of $0.6 million in 1999 compared with 1998. In 1999, Norway/Watertown and Green Bay reported decreases in pretax earnings.

PrimeNet Marketing Services
Revenue for PrimeNet Marketing Services was $11.8 million in 1999, a 8.2% decrease from $12.9 million in 1998. The pretax loss in 1999 was $2.6 million, a $2.2 million increase from the $0.4 million loss reported in 1998.


Other Income and Expense
Dividend and interest income was $4.3 million in 1999, a decrease from $6.3 million in 1998. The decrease in 1999 was the result of a decline in short-term investments due to the significant acquisitions and capital expenditures completed during the year.

Net Earnings
Net earnings for 1999 were $69.4 million or $2.54 per share, compared with net earnings of $60.7 million or $2.16 per share in 1998.


INCOME TAXES
Income taxes were 39.6% of pretax earnings in 2000 and 1999 and 40.9% in 1998. Changes in the effective tax rate are a result of state income taxes, foreign net operating losses and permanent tax differences. Permanent tax differences exist for goodwill amortization for acquisitions before 1993.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations, which is a significant source of the Company's liquidity, totaled $132.2 million, $119.2 million and $109.4 million in 2000, 1999 and 1998, respectively.

Principal uses of cash for investing purposes during this period were for property and equipment expenditures. Capital expenditures for property and equipment totaled $97.9 million in 2000, $69.3 million in 1999 and $45.2 million in 1998. Cash used for acquisitions was $8 million, $132.6 million and $42.5 million in 2000, 1999 and 1998, respectively. Cash provided by the liquidation of the corporate life insurance investment pool was $21 million in 1998. In 2000, cash provided by the redemption of the preferred stock received from the sale of Perry Printing in 1995 was $7.1 million.

Cash used in financing activities totaled $35.2 million, $39 million and $25.4 million in 2000, 1999 and 1998, respectively. Net short-term borrowings used $12.1 million of cash in 2000 to repay amounts borrowed in 1999. Dividends paid during 2000 were $36.8 million or $1.35 per share, compared with $31.3 million ($1.14 per share) in 1999 and $31.1 million ($1.10 per share) in 1998. In 2000 and 1998, net sales of treasury stock totaled $13.4 million and $5.3 million, respectively. In 1999, the net purchases of treasury stock totaled $19.6 million.

Net working capital at the end of 2000 increased to $28.6 million from $22.3 million at the end of 1999. Total indebtedness, made up of the line of credit, the current portion of long-term obligations and long term obligations decreased $13.7 million in 2000.

Commitments for television programs not yet available for broadcast as of Dec. 31, 2000, were $12 million. In addition, purchase commitments related to capital expenditures for Journal Sentinel's new production facility are approximately $19.7 million. The Company expects to spend up to $106.6 million on this project to be completed in the third quarter of 2002. The Company has spent $41.6 million on the project as of Dec. 31, 2000.

On Jan. 19, 2001, the Company renewed its unsecured short-term line of credit in an aggregate amount not to exceed $45 million. The Company expects to use the line of credit for payments for the new Journal Sentinel production facility and other general corporate purposes.

IMPAIRMENT OF LONG LIVED ASSETS
Goodwill, broadcast licenses and other intangible assets account for 36.8% and 40.6% of total assets in 2000 and 1999, respectively. These assets, resulting primarily from acquisitions, are recorded at fair market value at the time of acquisition and are amortized on a straight-line basis over the expected benefit period up to 40 years. The assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No such impairment has been identified.

In December 2000, the Financial Accounting Standards Board proposed that goodwill and broadcast licenses arising in a business combination would not be amortized to earnings on a systematic basis. Rather, such intangible assets recorded in connection with acquisitions consummated prior to the effective date of the final statement, would be reviewed for impairment upon the occurrence of certain events. The final statement is expected no earlier than June 2001 and is expected to be effective for interim and annual reporting periods beginning after the statement is issued. If this statement is finalized as described above, this change in accounting rules would have a positive impact on the Company's future earnings results.

EFFECT OF INFLATION
The Company's results of operations and financial condition have not been significantly affected by general inflation. The Company has reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment exists, increased selling prices. However, changes in newsprint prices could have an impact on costs, which the Company may not be able to offset fully in its pricing or cost containment programs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to interest rate risk on its short-term line of credit and foreign currency exchange rates in the normal course of its business. However, a 10% change in the interest rate is not expected to have a material impact on the Company's results of operations. In addition, the Company has minimal operations outside the United States and has not entered into any foreign currency derivative instruments.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------

Quantitative and Qualitative Disclosures about Market Risk are presented in the Company's Annual Report in "Management Discussion and Analysis" under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 5 and is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------
                             AND SUPPLEMENTARY DATA
                             ----------------------

The Company's Financial Statements with Report of Independent Auditors are presented in Exhibit 13, as provided on pages 8 through 16 of the Company's Annual Report, and are incorporated herein by reference.

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

                                    PART III
                                    --------
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2001. Information about executive officers of the Company is included in Part I of this Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2001.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                -------------------------------------------------
                              OWNERS AND MANAGEMENT
                              ---------------------

The following are beneficial owners of the Company:

                           Shares Held                  Percent of Ownership
Name                       as of March 9, 2001(1)       *  denotes < 1%
----                       -------------------          ---------------
Matex Inc. (2)                   2,640,000                    9.2%
Heirs of Harry J. Grant (2)        240,000                     *

The following chart states the equity ownership of each director of the Company:

                              Units Held                   Percent of Ownership
Name                          as of March 9, 2001(1)       * denotes < 1%
----                          ---------------------        ---------------
Steven J. Smith                    182,060                         *
Douglas G. Kiel                     91,998                         *
Paul M. Bonaiuto                    61,756                         *
Todd K. Adams                       42,490                         *
David A. Anderson (d)               15,492                         *
James J. Ditter                     33,200                         *
Carl L. Dittoe (d)                   7,125                         *
Robert M. Dye                      112,300                         *
James L. Forbes (a)                   -- (3)                       --(3)
Carl D. Gardner                     53,500                         *
Richard J. Gasper                   39,664                         *
Joseph P. Hoffman (d)                2,800                         *
Stephen O. Huhta                    82,105                         *
Mark J. Keefe                       35,130                         *
Kenneth J. Kozminski                22,715                         *
Paul E. Kritzer                    101,590                         *
Ronald G. Kurtis                   138,500                         *
David G. Meissner (b)                 -- (2)                       --(2)
Roger D. Peirce (c)                   -- (3)                       --(3)
Judith A. Osep (d)                   3,650                         *
James P. Prather                    25,780                         *
Keith K. Spore                      65,914                         *
Thomas J. Szews (d)                  7,975                         *
Joseph C. Taschler III(d)            2,460                         *
Karen O. Trickle                    17,362                         *

(a) James L. Forbes (68)
Director of the Company since September 1996; Chairman, CEO and President of Badger Meter, Inc., Milwaukee, Wisconsin, since 1987.

(b) David G. Meissner (63)
Director of the Company since June 1988; President Matex Inc.; President, Public Policy Forum, Milwaukee, Wisconsin.

(c) Roger D. Peirce (63)
Director of the Company since September 1996; Vice Chairman and Chief Executive Officer of Super Steel Products Corporation, Milwaukee, Wisconsin, from 1986 to 1994.

(d) Unitholder Council Representatives - non-management employees elected to the Board of Directors to represent all unitholders from all subsidiaries and divisions of the Company.

David A. Anderson (50)
Director of the Company since June 2000; Pressman, Journal Sentinel since 1978.

Carl L. Dittoe (58)
Director of the Company since June 2000; Proofer for the Central Ohio Advertiser, Add Inc. since 1993.

Joseph P. Hoffman (31)
Director of the Company since June 2000; Account Executive-WKTI-FM, Journal Broadcast Group since 1996.

Judith A. Osep (51)
Director of the Company since June 2000; Executive Administrative Assistant, Journal Sentinel Inc. since 1990.

Thomas J. Szews (34)
Director of the Company since June 2000; Sales Manager April 2000 to present; Senior Account Executive from January 1997 to April 2000; Account Executive from October 1996 to January 1997 for Norlight Telecommunications.

Joseph C. Taschler III (35)
Director of the Company since June 2000; Deputy Business Editor, Journal Sentinel since September 1997; Business Editor, Topeka Capital Journal from February 1995 to September 1997.

(1) A unit is equivalent to beneficial interest in one (1) share of the common stock of the Company.
(2) Mr. Meissner owns no units but is an officer and director of Matex Inc. and whose wife is an heir of Harry J. Grant, the founder of the Trust. Mr. Meissner's wife is also an officer and director of Matex Inc. and together with her children owns or has a beneficial interest in 33% of the outstanding common stock of Matex Inc. Mrs. Meissner also has a 33% beneficial interest in 240,000 shares of common stock of the Company. Other members of Mrs. Meissner's family own or have a beneficial interest in the remaining 67% of the Matex Inc. shares and the 240,000 shares of stock of the Company.
(3)  Under the terms of the Trust, non-employees are not permitted to own units.

As of March 9, 2001, the Company's directors were beneficial owners of 4% of the number of issued and outstanding shares of Journal Communications, Inc. stock.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2001.

                                     PART IV
                                     -------
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                ------------------------------------------------
                             AND REPORTS ON FORM 8-K
                             -----------------------

(a)      1 and 2.
         Financial Statements and Financial Statement Schedules
         The following consolidated financial statements of the Registrant are included in Item 8:
                                                                Company's
                                                               Annual Report
                                                                Page Number
                                                                -----------
         Consolidated Balance Sheets at
                  December 31, 2000 and 1999                        8

         Consolidated Statements of Earnings
                  for each of the three years in
                  the period ended December 31, 2000                9

         Consolidated Statements of Cash Flows
                  for each of the three years in the
                  period ended December 31, 2000                   10

         Consolidated Statements of Retained
                  Earnings for each of the three years
                  in the period ended December 31, 2000            11

         Notes to Consolidated Financial Statements
                  December 31, 2000                               11-16

                                                               Company's 10-K
                  Financial Statement Schedules:                 Page Number
                                                                 -----------
                  Consolidated schedules for each of the
                  three years in the period ended
                  December 31, 2000:
                  II - Valuation and qualifying accounts           30

         All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.       Exhibits
         The exhibits listed on page 34 are filed as part of this annual report.

(b)      Reports on Form 8-K.
         No report on Form 8-K was required to be filed by the Company during the quarter ended December 31, 2000.

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                  Balance at      Additions        Additions         Deductions          Balance
                  beginning       charged to       from              from                at end
                  of year         earnings         acquisitions      allowances (a)      of year
                  ----------      --------         ------------      --------------      -------
Allowance for
doubtful receivables:


2000              $4,302          $3,244           ------             $3,929             $3,617


1999              $4,345          $3,727           $199               $3,969             $4,302


1998              $3,444          $3,790           ------             $2,889             $4,345




Note:

(a) Accounts receivable written off, less recoveries, against the allowance.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          JOURNAL COMMUNICATIONS, INC.



                                    By:   /s/ Steven J. Smith
                                          -------------------------------------
                                          Steven J. Smith
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



         /s/ Steven J. Smith                                      March 28, 2001
         -----------------------------------------------------
         Steven J. Smith, Director & Chief Executive Officer
           (Principal Executive Officer)


         /s/ Douglas G. Kiel                                      March 28, 2001
         -----------------------------------------------------
         Douglas G. Kiel, Director & President


         /s/ Paul M. Bonaiuto                                     March 28, 2001
         -----------------------------------------------------
         Paul M. Bonaiuto, Director & Chief Financial Officer
           (Principal Financial Officer)


         /s/ Anne M. Bauer                                        March 28, 2001
         -------------------------------------------
         Anne M. Bauer, Vice President & Controller
           (Principle Accounting Officer)


         /s/ Todd K. Adams                                        March 28, 2001
         -------------------------------------------
         Todd K. Adams, Director


         /s/ David A. Anderson                                    March 28, 2001
         -------------------------------------------
         David A. Anderson, Director


         -------------------------------------------              March __, 2001
         James J. Ditter, Director

         -------------------------------------------              March __, 2001
         Carl L. Dittoe, Director


         -------------------------------------------              March __, 2001
         Robert M. Dye, Director


         /s/ James L. Forbes
         -------------------------------------------              March 28, 2001
         James L. Forbes, Director


         -------------------------------------------              March __, 2001
         Carl D. Gardner, Director


         -------------------------------------------              March __, 2001
         Richard J. Gasper, Director


         /s/ Joseph P. Hoffman
         -------------------------------------------              March 28, 2001
         Joseph P. Hoffman, Director


         /s/ Stephen O. Huhta
         -------------------------------------------              March 28, 2001
         Stephen O. Huhta, Director


         -------------------------------------------              March __, 2001
         Mark J. Keefe, Director


         -------------------------------------------              March __, 2001
         Kenneth J. Kozminski, Director


         /s/ Paul E. Kritzer
         -------------------------------------------              March 28, 2001
         Paul E. Kritzer, Director


         -------------------------------------------              March __, 2001
         Ronald G. Kurtis, Director


         -------------------------------------------              March __, 2001
         David G. Meissner, Director

         /s/ Judith A. Osep
         -------------------------------------------              March 28, 2001
         Judith A. Osep, Director


         -------------------------------------------              March __, 2001
         Roger D. Peirce, Director


         -------------------------------------------              March __, 2001
         James P. Prather, Director


         /s/ Keith K. Spore
         -------------------------------------------              March 28, 2001
         Keith K. Spore, Director


         -------------------------------------------              March __, 2001
         Thomas J. Szews, Director


         /s/ Joseph C. Taschler III
         -------------------------------------------              March 28, 2001
         Joseph C. Taschler III, Director


         /s/ Karen O. Trickle
         -------------------------------------------              March 28, 2001
         Karen O. Trickle, Director

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

(4.1) The Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (incorporated by reference to Exhibit 9 of the Annual Report on Form 10-K of Journal Communications, Inc. for the fiscal year ended December 31, 1995 [Commission File No. 0-7831]).

(4.2) Further amendment to Stock Trust Agreement as approved by unitholders on October 30, 1996 (incorporated by reference to Exhibit A to the Definitive Proxy Statement of the Journal Employees' Stock Trust included in the Trust's Schedule 14A filed October 1, 1996 [Commission File No. 0-7832]).


(13)     Portions of Registrant's Annual Report, filed herewith           35-50

(21)     Subsidiaries of the Registrant, filed herewith                   51

(23)     Consent of Independent Auditors, filed herewith                  52