Form 10-Q
period 2001-03-25
JOURNAL COMMUNICATIONS INC
filed 2001-05-10
CIK 54056

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON MAY 10 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 25, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7831



                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                          39-0382060
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


      333 W. State Street
      Milwaukee, Wisconsin                                     53203
(Address of principal executive offices)                    (Zip Code)



        Registrant's telephone number, including area code: 414-224-2728

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



As of March 25, 2001, there were outstanding 27,002,670 shares of Journal Communications, Inc. Common Stock - par value $0.125

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets as of
                     March 25, 2001 (Unaudited) and December 31, 2000         2

                     Unaudited Consolidated Condensed Statements of Income
                     for the Three Periods Ended March 25, 2001 and
                     March 26, 2000                                           3

                     Unaudited Consolidated Condensed Statements
                     of Cash Flows for the Three Periods Ended
                     March 25, 2001 and March 26, 2000                        4

                     Notes to Unaudited Consolidated Condensed
                     Financial Statements - March 25, 2001                    5

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            7

           Item 3.   Quantitative and Qualitative Disclosure of
                     Market Risk                                              9


Part II.   Other Information

           Items 1-6                                                          9

                          PART 1. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                                           JOURNAL COMMUNICATIONS, INC.
                                       Consolidated Condensed Balance Sheets
                                     (in thousands, except per share amounts)
ASSETS                                                                   03/25/2001              12/31/2000
------                                                                   ----------              ----------
                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                             $  8,264                $ 12,031
     Receivables, less allowance for doubtful
       accounts of $4,673 and $3,617                                         96,840                 107,708
     Inventories, lower of cost (first-in-first-out) or market
          Paper and supplies                                                 14,213                  11,994
          Work in process                                                     3,060                   2,771
          Finished goods                                                      6,606                   5,335
                                                                           --------                --------
                                                                             23,879                  20,100

     Prepaid expenses                                                         5,582                   8,860
     Deferred income taxes                                                    7,236                   7,236
                                                                           --------                --------
         Total current assets                                               141,801                 155,935

Property and equipment, at cost, less accumulated
     depreciation of $316,712 and $315,752                                  276,885                 273,258
Goodwill, net                                                               112,760                 113,783
Broadcast licenses, net                                                     122,192                 123,219
Other intangibles assets, net                                                16,090                  16,829
Other assets                                                                  6,600                   6,500
                                                                           --------                --------
         Total assets                                                      $676,328                $689,524
                                                                           ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Line of credit                                                        $ 16,145                $      -
     Accounts payable                                                        50,134                  55,685
     Taxes on income                                                          3,244                  (1,183)
     Accrued compensation                                                    20,696                  25,971
     Deferred revenue                                                        18,444                  19,234
     Accrued employee benefits                                                7,975                  11,513
     Other current liabilities and current portion
       of long-term obligations                                              18,935                  16,130
                                                                           --------                --------
            Total current liabilities                                       135,573                 127,350

Accrued employee benefits                                                    24,515                  22,838
Long-term obligations                                                         4,376                   3,994
Deferred revenue                                                              2,403                   2,403
Deferred income taxes                                                        24,420                  24,420
Stockholders' equity:
      Common stock - authorized and issued
      28,800 shares ($0.125 par value)                                        3,600                   3,600
      Retained earnings                                                     541,401                 541,993
      Treasury stock, at cost                                               (59,960)                (37,074)
                                                                           --------                --------
             Total stockholders' equity                                     485,041                 508,519
                                                                           --------                --------
             Total liabilities and stockholders' equity                    $676,328                $689,524
                                                                           ========                ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
              Unaudited Consolidated Condensed Statements of Income
                    (in thousands, except per share amounts)


                                                     Three Periods Ended
                                                     -------------------
                                                 03/25/2001       03/26/2000
                                                 ----------       ----------

Revenue                                            $185,065         $184,951
                                                    -------          -------
Costs and expenses:

        Cost of sales                               107,860          101,332
        Selling and administrative expenses          63,237           60,456
                                                    -------          -------
        Total costs and expenses                    171,097          161,788
                                                    -------          -------

Operating earnings                                   13,968           23,163

Other income and expense:
        Net interest and dividends                      449              145
        Net gain (loss) on sales of assets              182             (387)
                                                   --------         --------
        Total other income and expense                  631             (242)
                                                   --------         --------

Earnings before income taxes                         14,599           22,921

Provision for income taxes                            5,745            9,084
                                                   --------         --------

Net earnings                                       $  8,854         $ 13,837
                                                   ========         ========

Weighted average number of common
        shares outstanding                           27,300           27,324
                                                   ========         ========


Basic and diluted earnings per share               $   0.32         $   0.51
                                                   ========         ========

Cash dividend per share                            $   0.35         $   0.30
                                                   ========         ========


     See accompanying notes to consolidated condensed financial statements.

                                        JOURNAL COMMUNICATIONS, INC.
                          Unaudited Consolidated Condensed Statements of Cash Flows
                                               (in thousands)
                                                                                 Three Periods Ended
                                                                                 -------------------
                                                                         03/25/2001              03/26/2000
                                                                         ----------              ----------
Cash flow from operating activities:
     Net earnings                                                          $  8,854                $ 13,837
     Adjustments to reconcile net earnings to net
     cash provided by operating activities
         Depreciation                                                         9,344                   8,886
         Amortization                                                         2,572                   2,618
         Net (gain) loss from disposal of assets                               (182)                    387

         Net changes in assets and liabilities, excluding effects of sales and acquisitions
                Receivables                                                   7,725                   6,820
                Inventories                                                  (4,366)                    573
                Accounts payable                                             (5,010)                (10,560)
                Other assets and liabilities                                  3,232                   7,638
                                                                           --------                --------
                  Net cash provided by operating activities                  22,169                  30,199
                                                                           --------                --------

Cash flow from investing activities:
     Proceeds from sale of assets                                             4,685                     252
     Property and equipment expenditures                                    (14,248)                (13,738)
     Acquisition of businesses                                                   --                     (26)
     Other                                                                     (102)                    109
                                                                           --------                --------
                  Net cash used for investing activities                     (9,665)                (13,403)
                                                                           --------                --------

Cash flow from financing activities:
     Net increase in line of credit                                          16,145                   4,635
     Net decrease in long-term obligations                                     (114)                   (180)
     Net purchases of treasury stock                                        (22,818)                (12,992)
     Cash dividends                                                          (9,484)                 (8,118)
                                                                           --------                --------
                  Net cash used for financing activities                    (16,271)                (16,655)
                                                                           --------                --------

Net increase (decrease) in cash and cash equivalents                         (3,767)                    141

Cash and cash equivalents
     Beginning of year                                                       12,031                  10,108
                                                                           --------                --------

     March 25, 2001 and March 26, 2000                                     $  8,264                $ 10,249
                                                                           ========                ========


See accompanying notes to consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         ---------------------------------------------------------------
                                 (in thousands)


1.   Basis of Presentation
     ---------------------
     The accompanying consolidated condensed interim financial statements have been prepared by Journal Communications, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles in the United States to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Effective January 1, 2001, the Company adopted EITF 00-10 and as a result, amounts billed to a customer in a sale transaction related to shipping costs and postage are reported as revenue and the related costs reported as cost of sales. The Company previously reported shipping costs and postage as a reduction of revenue.

     Certain prior year amounts, including shipping and handling costs noted above, have been reclassified to conform to the 2001 presentation.

     Operating results for the three periods ended March 25, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   Accounting Periods
     ------------------
     The Company divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. The Company follows a practice of publishing its financial statements at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.   Segment Information (Unaudited)
     ------------------------------
                                                       Three Periods Ended
                                                       -------------------
                                                    03/25/2001      03/26/2000
                                                    ----------      ----------
     Revenues

     Journal Sentinel Inc                             $ 51,762        $ 56,656
     Journal Broadcast Group                            26,845          29,819
     Norlight Telecommunications                        33,790          26,593
     IPC Communication Services                         27,633          26,347
     Add Inc.                                           23,576          23,968
     NorthStar Print Group                              13,388          13,691
     PrimeNet Marketing Services                         8,071           7,877
                                                      --------        ---------

                                                      $185,065        $184,951
                                                      ========        ========

     Earnings (losses) before income taxes

     Journal Sentinel Inc                             $  6,810        $ 10,557
     Journal Broadcast Group                                 9           2,862
     Norlight Telecommunications                        10,894           8,256
     IPC Communication Services                           (327)          1,662
     Add Inc.                                           (1,029)         (1,214)
     NorthStar Print Group                              (1,389)            (55)
     PrimeNet Marketing Services                          (121)            281
     Corporate                                            (697)            427
     Net interest and dividends                            449             145
                                                      --------        --------
                                                      $ 14,599        $ 22,921
                                                      ========        ========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                                 (in thousands)

3.   Segment Information, continued
     ------------------------------
                                                    03/25/2001      12/31/2000
                                                    ----------      ----------
                                                                      (Audited)
     Total assets

     Journal Sentinel Inc                             $114,153        $110,025
     Journal Broadcast Group                           270,335         279,055
     Norlight Telecommunications                       111,080         110,399
     IPC Communication Services                         59,740          57,611
     Add Inc.                                           67,533          70,492
     NorthStar Print Group                              24,620          27,506
     PrimeNet Marketing Services                        14,617          14,168
     Corporate and eliminations                         14,250          20,268
                                                      --------        --------

                                                      $676,328        $689,524
                                                      ========        ========

4.   Comprehensive Income (Unaudited)
     -------------------------------
                                                        Three Periods Ended
                                                        -------------------
                                                    03/25/2001      03/26/2000
                                                    ----------      ----------

     Net Earnings                                       $8,854         $13,837

     Foreign currency translation adjustments              (29)           (170)
                                                        ------         -------

     Comprehensive Income                               $8,825         $13,667
                                                        ======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Accounting Periods Ended March 25, 2001 Compared to Three Accounting
--------------------------------------------------------------------------
Periods Ended March 26, 2000
----------------------------

Consolidated revenue for the three accounting periods ended March 25, 2001 of $185.1 million was slightly higher than the same period last year of $185.0 million. Increases at Norlight Telecommunications, Inc. (Norlight), IPC Communication Services (IPC) and PrimeNet Marketing Services (PrimeNet) were offset by decreases at each of the other reporting companies.

Consolidated year-to-date pretax earnings were $14.6 million, down 36.3% from $22.9 million for the same period last year. Overall, the Company believes the slowdown in the economy has affected our reporting companies and many of our customers. We have seen declines in advertising expenditures in newspapers and television broadcast. Pretax earnings in 2001 compared to the same period last year were also adversely impacted by one less Sunday newspaper in the first quarter of 2001, the expenses associated with the sale of certain of the assets of the Milwaukee division of NorthStar Print Group (NorthStar), and recording of reserves for litigation and voluntary workforce reductions at Journal Sentinel Inc. (Journal Sentinel). These items reduced year-to-date pretax earnings by $3.9 million. Cost savings programs/initiatives have been implemented at all of our companies in order to maximize the earnings for the year.

Journal Sentinel had year-to-date pretax earnings of $6.8 million, down 35.5% from $10.6 million in the same period last year. The comparison is adversely impacted by a reserve recorded for voluntary workforce reductions in 2001 and one additional Sunday newspaper in 2000. The impact of these items represented $1.4 million. The additional earnings shortfall can be attributed to a revenue shortfall. Revenue year-to-date was $51.8 million, down 8.6% from $56.7 million last year. Declines in classified advertising of $4.2 million and circulation revenue of $.7 million account for the entire decrease in revenue. Included in the revenue shortfall is approximately $2 million of revenue from the extra Sunday newspaper in the first quarter of 2000.

Work on a new production facility, with an approved cost of up to $106.6 million, is on schedule and on budget. The Company expects to complete this project in the third quarter of 2002.

Journal Broadcast Group recorded revenue of $26.8 million for the three periods ended March 25, 2001, a 10% decrease from 2000 revenue of $29.8 million. Pretax earnings in 2001 were virtually breakeven compared to $2.9 million in 2000. Broadcast cash flow, calculated as pretax earnings plus depreciation and amortization expense, was $3.1 million compared with $6.1 million a year ago.

Revenue from the television operations for the first quarter in 2001 was $12.9 million, compared with $15.8 million in the first quarter of 2000, a decrease of 18.1%. The revenue at WTMJ-TV (Milwaukee) and KTNV-TV (Las Vegas) declined in the first quarter as a result from a reduction in market share and the overall decline in television advertising spending in those markets. Television earnings before taxes were $.7 million in the first quarter in 2001 compared with $3.9 million in 2000. The Company believes the slowdown in the economy has had a major impact on earnings across the television industry.

Revenue from the radio operations was $13.9 million and $14 million for the first quarter of 2001 and 2000, respectively, a decrease of only 0.8%. Radio operations reported a pretax loss of $.7 million in the first quarter ended March 25, 2001 compared with a loss of $1 million in 2000. The combination of operating improvements in the Tucson, Knoxville, Boise and Tulsa radio markets and tight cost controls in all markets has resulted in earnings improvement in the fact of a revenue decline.

Norlight grew year-to-date revenue by 27.1% over a year ago, to $33.8 million from $26.6 million in 2000. Pretax earnings were $10.9 million, a 32% increase over 2000. Demand for capacity remains strong; however, April bankruptcy filings of four Norlight telecom carrier customers will adversely impact revenue and earnings this year.

IPC had revenue of $27.6 million, a 4.9% increase over the same period last year. However, IPC reported a pretax loss of $.3 million in the first quarter 2001 compared to pretax earnings of $1.7 million in the same period last year. Pretax earnings in the Eastern Region of $1.1 million were offset by losses in the Western Region and the European operation in France. Costs of $.2 million were recorded for the startup of operations in Ireland. Shipments from the Ireland facility commenced in April. Also in April, IPC announced the consolidation of its Eastern and Western Regions into one operational unit called US Operations. Most of the assembly and fulfillment work performed at the Western Region will move to the Eastern Region. The Western Region will continue in the business of CD-ROM mastering and replication.

Add Inc. recorded year-to-date revenue of $23.6 million and $24 million in the first quarter of 2001 and 2000, respectively. Revenue increases in the Northern Wisconsin, Vermont, and Connecticut publication regions and the Fox Cities Newspapers were offset by decreases in the Ohio and Florida publication regions and the CNI group in Southeastern Wisconsin. In addition, revenue was almost $1 million higher at the Waupaca, Wisconsin print plant in 2001 principally from the new press startup that began in early 2000. Add Inc. has developed creative sales and marketing plans in each of their publication regions in order to grow revenue in a year of a weakened economy. Add Inc. recorded year-to-date pretax losses of $1 million and $1.2 million in 2001 and 2000.

NorthStar recorded year-to-date revenue of $13.4 million compared with $13.7 million in 2000, a decrease of 2.2%. For the three periods in 2001, NorthStar recorded a pretax loss of $1.4 million compared to a loss of $55,000 in 2000. On March 2, the sale of certain of the assets of the Milwaukee operations was completed. NorthStar recorded a gain on the sale of the assets of $115,000 but incurred over $1 million of expenses associated with the sale. NorthStar continues to operate the label division, which has operations in Norway, Michigan, and Watertown and Green Bay, Wisconsin.

At PrimeNet, year-to-date revenue of $8.1 million increased 2.5% from $7.9 million in the same period last year. A pretax loss of $121,000 was recorded in the first quarter of 2001 compared to pretax earnings of $281,000 in 2000. Both the St. Paul and the Clearwater operations recorded a pretax loss while the startup of the Milwaukee operation broke even in the first quarter of 2001.

Nonoperating Income and Taxes
-----------------------------

Net interest and preferred stock dividends were $449,000 in the first quarter of 2001 compared to $145,000 in 2000. The increase is the attributed to interest received from the refund of federal corporation income taxes. The year-to-date effective tax rate was 39.35% in 2001 compared to 39.6% in the same period in 2000. The change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $22.2 million in the first quarter in 2001 compared to $30.2 million in the first quarter in 2000. The decrease in cash primarily comes from the decrease in earnings and an increase in inventory offset by a decrease in accounts payable. Cash from operations primarily is used to invest in capital projects, acquire businesses and pay dividends to unitholders.

Cash used for investing purposes was $9.7 million year-to-date in 2001 compared to $13.4 million during the same time period in 2000. The Company continues to invest in the Norlight fiber optic network expansion and the building of the new Journal Sentinel production facility. Cash used for financing was $16.3 million in the first quarter of 2001 compared with $16.7 million in the same period in 2000. The Company purchased more shares of treasury stock in 2001 compared with the same period in 2000. The Company increased its borrowing on its line of credit by $16.1 million since December 31, 2000.

As of March 25, 2001, $16.1 million of the Company's $45 million credit facility was outstanding. The Company expects to have minimal borrowings under the line of credit throughout the remainder of the year. Cash provided from operations and from the sale of treasury stock is expected to contribute to the Company's cash flow to fund its capital expenditures of property and equipment, including payments for the new Journal Sentinel production facility, and other general corporate purposes.

Forward Looking Statements
--------------------------

This Interim Report on Form 10-Q contains forward-looking statements that may state Journal Communications, Inc.'s or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

No material changes to the disclosure made in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No update since last filing.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant


Date    May 8, 2001                   /s/ Steven J. Smith
       -------------------            -----------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer


Date    May 8, 2001                   /s/ Paul M. Bonaiuto
       -------------------            ------------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer