Form 10-Q
period 2001-06-17
JOURNAL COMMUNICATIONS INC
filed 2001-08-01
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 17, 2001

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of June 17, 2001, there were outstanding 28,353,561 shares of Journal Communications, Inc. Common Stock - par value $0.125

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 17, 2001 (Unaudited) and December 31, 2000            2

                  Unaudited Consolidated Condensed Statements of Income
                  For the Three and Six Periods Ended June 17, 2001 and
                  June 18, 2000                                              3

                  Unaudited Consolidated Condensed Statements
                  of Cash Flows for the Six Periods Ended June 17, 2001
                  and June 18, 2000                                          4

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements - June 17, 2001                       5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

         Item 3.  Quantitative and Qualitative Disclosure of
                  Market Risk                                                9


Part II. Other Information

         Items 1-3                                                           9

         Items 4-6                                                          10

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      JOURNAL COMMUNICATIONS, INC.
                                 Consolidated Condensed Balance Sheets
                                (in thousands, except per share amounts)
ASSETS                                                                   06/17/2001         12/31/2000
------                                                                   ----------         ----------
                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                             $ 30,375           $ 12,031
     Receivables, less allowance for doubtful
       accounts of $5,568 and $3,617                                        102,460            107,708
     Inventories, lower of cost (first-in-first-out) or market
          Paper and supplies                                                 13,685             11,994
          Work in process                                                     2,177              2,771
          Finished goods                                                      7,989              5,335
                                                                           --------           --------
                                                                             23,851             20,100

     Prepaid expenses                                                         3,789              8,860
     Deferred income taxes                                                    7,236              7,236
                                                                           --------           --------
         Total current assets                                               167,711            155,935

Property and equipment, at cost, less accumulated
     depreciation of $324,216 and $315,752                                  284,432            273,258
Goodwill, net                                                               112,035            113,783
Broadcast licenses, net                                                     121,240            123,219
Other intangibles assets, net                                                15,188             16,829
Other assets                                                                  6,552              6,500
                                                                           --------           --------
         Total assets                                                      $707,158           $689,524
                                                                           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $ 44,944           $ 55,685
     Taxes on income                                                         (2,456)            (1,183)
     Accrued compensation                                                    22,803             25,971
     Deferred revenue                                                        22,475             19,234
     Accrued employee benefits                                                9,767             11,513
     Other current liabilities and current portion
       of long-term obligations                                              18,240             16,130
                                                                           --------           --------
            Total current liabilities                                       115,773            127,350

Accrued employee benefits                                                    26,662             22,838
Long-term obligations                                                         3,316              3,994
Deferred revenue                                                              2,400              2,403
Deferred income taxes                                                        24,420             24,420

Stockholders' equity:
      Common stock - authorized and issued
      28,800 shares ($0.125 par value)                                        3,600              3,600
      Retained earnings                                                     547,074            541,993
      Treasury stock, at cost                                               (16,087)           (37,074)
                                                                           --------           --------
             Total stockholders' equity                                     534,587            508,519
                                                                           --------           --------
             Total liabilities and stockholders' equity                    $707,158           $689,524
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

                                             JOURNAL COMMUNICATIONS, INC.
                                Unaudited Consolidated Condensed Statements of Income
                                       (in thousands, except per share amounts)

                                                          Three Periods Ended                   Six Periods Ended
                                                          -------------------                   -----------------
                                                      06/17/2001        06/18/2000       06/17/2001        06/18/2000
                                                      ----------        ----------       ----------        ----------
Revenue                                                 $194,849          $192,887         $379,914          $377,838

Costs and expenses:

Cost of sales                                            108,931           103,270          216,791           204,602
Selling and administrative expenses                       65,508            61,492          128,745           121,948
                                                        --------          --------         --------          --------
        Total costs and expenses                         174,439           164,762          345,536           326,550
                                                        --------          --------         --------          --------

Operating earnings                                        20,410            28,125           34,378            51,288

Other income and (expense):
        Net interest and dividends                           411               (33)             860               112
        Net gain (loss) on sales of assets                   (97)             (358)              85              (745)
                                                        --------          --------         --------          --------
        Total other income and (expense)                     314              (391)             945              (633)
                                                        --------          --------         --------          --------

Earnings before income taxes                              20,724            27,734           35,323            50,655

Provision for income taxes                                 8,153            10,982           13,898            20,066
                                                        --------          --------         --------          --------

Net earnings                                            $ 12,571          $ 16,752         $ 21,425          $ 30,589
                                                        ========          ========         ========          ========

Weighted average number of common
        shares outstanding                                28,139            27,011           27,720            27,169
                                                        ========          ========           ======            ======


Basic and diluted earnings per share                    $   0.45          $   0.62         $   0.77          $   1.13
                                                        ========          ========         ========          ========

Cash dividend per share                                 $   0.35          $   0.35         $   0.70          $   0.65
                                                        ========          ========         ========          ========


                       See accompanying notes to consolidated condensed financial statements.

                                        3

                                      JOURNAL COMMUNICATIONS, INC.
                       Unaudited Consolidated Condensed Statements of Cash Flows
                                             (in thousands)
                                                                                Six Periods Ended
                                                                                -----------------
                                                                         06/17/2001         06/18/2000
                                                                         ----------         ----------
Cash flow from operating activities:
     Net earnings                                                           $21,425            $30,589
     Adjustments to reconcile net earnings to net
     cash provided by operating activities
         Depreciation                                                        18,539             18,556
         Amortization                                                         5,141              5,439
         Net (gain) loss from disposal of assets                                (85)               745
         Net changes in assets and liabilities, excluding effects of sales and acquisitions
                Receivables                                                   1,898             (6,665)
                Inventories                                                  (4,424)               844
                Accounts payable                                             (9,963)           (14,303)
                Other assets and liabilities                                  8,894              1,099
                                                                            -------            -------
                  Net cash provided by operating activities                  41,425             36,304
                                                                            -------            -------

Cash flow from investing activities:
     Proceeds from sale of assets                                             4,688                289
     Property and equipment expenditures                                    (31,207)           (43,217)
     Acquisition of businesses                                                   --             (5,257)
     Other                                                                      126                376
                                                                            -------            -------
                  Net cash used for investing activities                    (26,393)           (47,809)
                                                                            -------            -------

Cash flow from financing activities:
     Net increase in line of credit                                              --             30,540
     Net decrease in long-term obligations                                   (1,340)            (1,022)
     Net (purchases)/sales of treasury stock                                 24,072             (2,082)
     Cash dividends                                                         (19,420)           (17,644)
                                                                            -------            -------
                  Net cash provided by financing activities                   3,312              9,792
                                                                            -------            -------

Net increase (decrease) in cash and cash equivalents                         18,344             (1,713)

Cash and cash equivalents
     Beginning of year                                                       12,031             10,108
                                                                            -------            -------

     June 17, 2001 and June 18, 2000                                        $30,375            $ 8,395
                                                                            =======            =======

See accompanying notes to consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         ---------------------------------------------------------------
                                 (in thousands)

1.   Basis of Presentation
     The accompanying consolidated condensed interim financial statements have been prepared by Journal Communications, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles in the United States to be included in an annual set of financial statements, however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

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

     Operating results for the six periods ended June 17, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   Accounting Periods
     The Company divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. The Company follows a practice of publishing its financial statements at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.   Segment Information (Unaudited)

                                                     Three Periods Ended                 Six Periods Ended
                                                     -------------------                 -----------------
                                                06/17/2001       06/18/2000        06/17/2001       06/18/2000
                                                ----------       ----------        ----------       ----------
     Revenues
     --------
     Journal Sentinel Inc                         $ 52,756         $ 54,715          $104,518         $111,371
     Journal Broadcast Group                        32,732           35,368            59,577           65,187
     Norlight Telecommunications                    35,112           27,639            68,902           54,232
     IPC Communication Services                     26,723           25,287            54,356           51,634
     Add Inc.                                       26,558           27,310            50,134           51,278
     NorthStar Print Group                          12,738           14,500            26,126           28,191
     PrimeNet Marketing Services                     8,230            8,068            16,301           15,945
                                                  --------         --------           -------         --------
                                                  $194,849         $192,887          $379,914         $377,838
                                                  ========         ========          ========         ========
     Earnings (losses) before income taxes
     -------------------------------------
     Journal Sentinel Inc                         $  7,115         $ 10,936          $ 13,925         $ 21,493
     Journal Broadcast Group                         4,122            7,405             4,131           10,267
     Norlight Telecommunications                    11,288            8,457            22,182           16,713
     IPC Communication Services                     (2,649)             816            (2,976)           2,478
     Add Inc.                                        1,538              714               509             (500)
     NorthStar Print Group                             (88)             356            (1,477)             300
     PrimeNet Marketing Services                      (112)              82              (233)             363
     Corporate                                        (901)            (999)           (1,598)            (571)
     Net interest and dividends                        411              (33)              860              112
                                                  --------         --------          --------         --------
                                                  $ 20,724         $ 27,734          $ 35,323         $ 50,655
                                                  ========         ========          ========         ========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                                 (in thousands)

3.   Segment Information, continued
                                                06/17/2001       12/31/2000
                                                ----------       ----------
                                                                  (Audited)
     Total assets
     Journal Sentinel Inc                         $121,270         $110,025
     Journal Broadcast Group                       270,144          279,055
     Norlight Telecommunications                   114,907          110,399
     IPC Communication Services                     55,960           57,611
     Add Inc.                                       68,717           70,492
     NorthStar Print Group                          24,603           27,506
     PrimeNet Marketing Services                    14,320           14,168
     Corporate and Eliminations                     37,237           20,268
                                                  --------         --------

                                                  $707,158         $689,524
                                                  ========         ========

4.   Comprehensive Income (Unaudited)

                                                     Three Periods Ended                 Six Periods Ended
                                                     -------------------                 -----------------
                                                06/17/2001       06/18/2000        06/17/2001       06/18/2000
                                                ----------       ----------        ----------       ----------

     Net earnings                                  $12,571          $16,752           $21,425          $30,589

     Foreign currency translation adjustments           17             (293)              (12)            (463)
                                                   -------          -------           -------          -------
     Comprehensive income                          $12,588          $16,459           $21,413          $30,126
                                                   =======          =======           =======          =======

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Accounting Periods Ended June 17, 2001 Compared to Six Accounting Periods Ended June 18, 2000

Consolidated revenue for the six accounting periods ended June 17, 2001 of $379.9 million was slightly higher than the same period last year of $377.8 million. Continued increases at Norlight Telecommunications, Inc. (Norlight), IPC Communication Services (IPC) and PrimeNet Marketing Services (PrimeNet) were offset by decreases at each of the other reporting companies.

Consolidated year-to-date pretax earnings were $35.3 million, down 30.3% from $50.7 million for the same period last year. Overall, the Company believes the sluggish economy is significantly impacting virtually all of our business segments. In addition, several non-recurring items were recorded in the two quarters of 2001 compared to the same period in 2000. The Company recorded expenses in 2001 associated with the sale of certain of the assets of the Milwaukee division of NorthStar Print Group (NorthStar) and with the consolidation of two of IPC's United States production facilities into one operational unit. The Company recorded reserves for litigation and voluntary workforce reductions at Journal Sentinel Inc. (Journal Sentinel) as well as increases in the allowance for doubtful accounts at Norlight. In the first quarter of 2001, there was one less Sunday newspaper. These items reduced year-to-date pretax earnings by $7.5 million. Every company has responded to the soft economic conditions by reducing expenses. For example, both Journal Sentinel and Add, Inc. announced involuntary workforce reductions in the third quarter of 2001. Management believes that taking the appropriate short-term expense control actions will help us to take advantage of any rebound in the economy that may occur.

Journal Sentinel had year-to-date pretax earnings of $13.9 million, down 35.2% from $21.5 million in the same period last year. The comparison is adversely impacted by a reserve recorded for voluntary workforce reductions in 2001 and one additional Sunday newspaper in 2000. The impact of these items represented $1.6 million. The additional earnings shortfall can be attributed to a revenue shortfall. Revenue year-to-date was $104.5 million, down $6.9 million from $111.4 million last year. Classified advertising declined $7.7 million primarily due to a 27.9% decrease in employment classified advertising from 2000. In addition, circulation revenue declined by $0.3 million in the two quarters of 2001. These decreases in revenue categories were offset by slight increases in retail advertising. Included in the revenue shortfall is approximately $2 million of revenue from the extra Sunday newspaper in the first quarter of 2000.

Progress on a new production facility, with an approved cost of up to $106.6 million, is on time and on budget. The building that will house the new KBA Commander presses and the GMA inserting equipment will be completed in 2001. Press installation, which is nearly a yearlong process, will begin in early 2002 as the presses begin to arrive from Germany. The Company plans to complete this project in the fourth quarter of 2002.

Journal Broadcast Group recorded revenue of $59.6 million for the six periods ended June 17, 2001, an 8.6% decrease from 2000 revenue of $65.2 million. Pretax earnings in two quarters of 2001 were $4.1 million compared to $10.3 million in 2000. Broadcast cash flow, calculated as pretax earnings plus depreciation and amortization expense, was $10.4 million compared with $16.6 million a year ago.

Revenue from the television operations for two quarters in 2001 was $28.2 million, compared with $34.2 million in two quarters of 2000, a decrease of 17.6%. The revenue at all four television stations has been impacted by soft market conditions throughout the television industry. Television earnings before taxes were $3.9 million in two quarters in 2001 compared with $10.3 million in 2000. The Company believes the cost containment programs in place at all of the television stations have helped to mitigate the negative impact on earnings from the slowdown in the economy.

Revenue from the radio operations was $31.4 million and $31 million for the two quarters of 2001 and 2000, respectively, an increase of 1.3%. Radio operations reported pretax earnings of $0.2 million in two quarters ended June 17, 2001 compared with breakeven results in 2000. The combination of operating improvements in the Omaha, Tucson, Knoxville and Boise radio markets and tight cost controls in all markets has resulted in earnings improvement.

Norlight grew year-to-date revenue by 27% over a year ago, to $68.9 million from $54.2 million in 2000. Pretax earnings were $22.2 million, a 32.7% increase over 2000. Demand for capacity remains strong; however, the growth has been tempered by recent financial difficulties in the telecommunication industry. Norlight has increased their allowance for doubtful accounts by almost $1.3 million since December 31, 2000.

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont.

IPC had revenue of $54.4 million, a 5.3% increase over the same period last year. However, IPC reported a pretax loss of $3 million in two quarters of 2001 compared to pretax earnings of $2.5 million in the same period last year. Included in the pretax loss in 2001 are costs for the startup of operations in Ireland and the consolidation of its Eastern and Western Regions into one operational unit called US Operations. These items cost over $2.4 million in 2001. In the two quarters of 2001, the Western region recorded a $1.0 million pretax loss from operations, compared to $0.5 million in pretax earnings in 2000.

Add Inc. recorded year-to-date revenue of $50.1 million and $51.3 million in the two quarters of 2001 and 2000, respectively. Revenue increases in the Northern Wisconsin, Vermont, Florida and Connecticut publication regions and the Fox Cities Newspapers were offset by decreases in the Ohio and Louisiana publication regions and the CNI group in Southeastern Wisconsin. In addition, revenue at the Waupaca, Wisconsin print plant increased by $1.7 million in 2001 over the same period in 2000 from the new press startup that began in early 2000. Add Inc. continues to develop creative sales and marketing plans and administer tight cost controls in their publication regions in an effort to grow revenue and earnings in a year of a weakened economy. Add Inc. recorded year-to-date pretax earnings of $0.5 million and a pretax loss of $0.5 million in 2001 and 2000, respectively.

NorthStar recorded year-to-date revenue of $26.1 million compared with $28.2 million in 2000, a decrease of 7.3%. For the six periods in 2001, NorthStar recorded a pretax loss of $1.5 million compared to pretax earnings of $0.3 million in 2000. On March 2, 2001, the sale of certain of the assets of the Milwaukee operations was completed. NorthStar continues to operate the label division, which has operations in Norway, Michigan, and Watertown and Green Bay, Wisconsin. In the two quarters of 2001, the label division had revenue of $22.8 million compared to $19.7 million in the same period last year. The label division has been successful securing new business in 2001. However, the division has reported a year-to-date pretax loss of $0.2 million in 2001 compared to pretax earnings of $0.1 million in 2000.

At PrimeNet, year-to-date revenue of $16.3 million increased 2.2% from $15.9 million in the same period last year. The increase is primarily the result of the two postal rate increases that occurred in 2001. However, the postal rate increases have also had a negative impact on sales volume in the two quarters in 2001. A pretax loss of $233,000 was recorded in two quarters of 2001 compared to pretax earnings of $363,000 in 2000. Both the St. Paul and the Milwaukee operations recorded a pretax loss while the Clearwater facility recorded pretax earnings of over $100,000 in the two quarters of 2001.

Nonoperating Income and Taxes

Net interest and preferred stock dividends increased to $860,000 in two quarters in 2001 compared to $112,000 in the same period last year. The increase in interest income is attributed to an increase in cash and cash equivalents balances and interest received from the refund of federal corporation income taxes. The year-to-date effective tax rate was 39.3% in 2001 compared to 39.6% in the same period in 2000. The change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources

Cash provided by operations was $41.4 million in two quarters in 2001 compared to $36.3 million in two quarters in 2000. The increase in cash from operations primarily came from changes in current assets and liabilities such as decreases in accounts receivable and prepaid expenses and changes in accounts payable balances. Cash from operations primarily is used to invest in capital projects, acquire businesses and pay dividends to unitholders.

Cash used for investing purposes was $26.4 million year-to-date in 2001 compared to $47.8 million during the same time period in 2000. The Company continues to invest in technology that will provide additional capacity to the Norlight fiber optic network and the building of the new Journal Sentinel production facility. Cash provided by financing was $3.3 million in two quarters of 2001 compared with $9.8 million in the same period in 2000. The Company sold more shares of treasury stock in 2001 compared with the same period in 2000. The Company decreased its borrowing on its line of credit by $16.1 million since the end of the first quarter on March 25, 2001.

As of June 17, 2001, the balance outstanding under the Company's $45 million credit facility was $0. The Company expects to have minimal borrowings under the line of credit throughout the remainder of the year. Cash provided from operations and from the sale of treasury stock is expected to contribute to the Company's cash flow to fund its capital expenditures of property and equipment, including payments for the new Journal Sentinel production facility, and other general corporate purposes.

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" (the Statements). The Statements require new accounting for business combinations that, among other things, will change the accounting for goodwill and other intangibles recorded in business acquisitions. The Company plans to adopt SFAS No.141 as of the effective date of the statement and estimates that the effect of the adoption will not be material to its results of operations, financial position or cash flows.

An important part of SFAS No. 142 is that amortization of goodwill and the cost of acquired broadcast licenses determined to have indefinite lives will cease effective January 1, 2002 for assets acquired prior to June 30, 2001. In addition, goodwill and broadcast licenses acquired after June 30, 2001 will be subject immediately to the nonamortization provisions of this statement. Rather than amortizing these assets, goodwill and broadcast licenses will be reviewed for impairment using a "market value" approach. As our amortization of goodwill and broadcast licenses is a significant non-cash expense that we currently record, SFAS No. 142 should have a materially favorable impact on our results of operations and, ultimately, our net equity.

Ninety percent of the Company's common stock is owned by the Journal Employees' Stock Trust (the Trust), which offers employees of the Company the opportunity to indirectly own a part of the Company by owning units of beneficial interest (units) in shares of the Company's common stock. Under the agreement that governs the Trust, the price at which holders may buy or offer to sell units under the Trust is determined by a formula based on the net equity (which the Trust refers to as "book value") and net income of the Company. As a result, to the extent SFAS 142 materially affects the Company's net income and net equity, it would also affect the price of units.

Forward Looking Statements

This Interim Report on Form 10-Q contains forward-looking statements that may state Journal Communications, Inc.'s or management's current expectations. These statements are subject to certain risks, trends, and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends, and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in the terms and conditions of network affiliation agreements, quality and rating of network over-the-air broadcast programs to the Company's customers, economic conditions and the effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate," "intends," "plans," "should," "could," "projects," "considers," and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

No material changes to the disclosure made in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No update since last filing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 2001, the Company held its Annual Meeting of Stockholders (Annual Meeting) for the purpose of (1) electing twenty-eight directors. Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of common stock of Journal Communications, Inc., as they were instructed by the shareholders and unitholders of the Company and the Trustees of the Journal Employees Stock Trust. 90% of all shares eligible to vote were represented at the Annual Meeting in person or by proxy. All nominees for Director were elected by the affirmative vote of at least 98% of the shares voted.

The following nominees were elected to the Board of Directors for the 2001-2002 term:

Todd K. Adams             Carl D. Gardner       Mark J. Keefe            David G. Meissner
David A. Anderson         Richard J. Gasper     Douglas G. Kiel          Ulice Payne, Jr.
Paul M. Bonaiuto          Cynthia L. Gault      Kenneth L. Kozminski     Roger D. Peirce
Bernadette L. Carpenter   Douglas T. Golner     Paul E. Kritzer          James P. Prather
James J. Ditter           Troy A. Hartfiel      Susan M. Krotts          Steven J. Smith
Robert M. Dye             Stephen O. Huhta      Ronald G. Kurtis         Keith K. Spore
James L. Forbes           Margaret M. Jones     Sandra J. Lloyd          Karen O. Trickle


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended.

     (4.2) Amendments to Journal Employees' Stock Trust Agreement as approved by unitholders on June 5, 2001.

(b) Reports on Form 8-K

None.

                          JOURNAL COMMUNICATIONS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant




Date  July 30, 2001                   /s/ Steven J. Smith
      ------------------              ---------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer




Date  July 30, 2001                   /s/ Paul M. Bonaiuto
      ------------------              ---------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX


       Exhibit No.                    Description

          (4.1) The Journal Employees' Stock Trust Agreement dated May 15, 1937, as amended (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of Journal Employees' Stock Trust for the quarter ended June 30, 2001 [Commission File No. 0-7832]).

          (4.2) Amendments to Journal Employees' Stock Trust Agreement as approved by unitholders on June 5, 2001 (incorporated by reference to Exhibits B through E to the Definitive Proxy Statement of the Journal Employees' Stock Trust and Journal Communications, Inc. included in the Schedule 14A filed jointly on April 30, 2001).