Form 10-Q
period 2001-10-07
JOURNAL COMMUNICATIONS INC
filed 2001-11-20
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: October 7, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-7831


                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


              WISCONSIN                                       39-0382060
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                       Identification No.)

          333 W. State Street
          Milwaukee, Wisconsin                                   53203
   (Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number, including area code: 414-224-2728


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____


As of October 7, 2001, there were outstanding 28,314,089 shares of Journal Communications, Inc. Common Stock - par value $0.125

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    October 7, 2001 (Unaudited) and December 31, 2000         2

                    Unaudited Consolidated Condensed Statements of Income
                    For the Four and Ten Periods Ended October 7, 2001 and
                    October 8, 2000                                           3

                    Unaudited Consolidated Condensed Statements
                    of Cash Flows for the Ten Periods Ended October 7, 2001
                    and October 8, 2000                                       4

                    Notes to Unaudited Consolidated Condensed
                    Financial Statements - October 7, 2001                    5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             7

           Item 3.  Quantitative and Qualitative Disclosure of
                    Market Risk                                              10


 Part II.  Other Information

           Items 1-6                                                         10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        JOURNAL COMMUNICATIONS, INC.
                                    Consolidated Condensed Balance Sheets
                                  (in thousands, except per share amounts)
ASSETS                                                                   10/07/2001              12/31/2000
------                                                                   ----------              ----------
                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                             $ 22,748                $ 12,031
     Receivables, less allowance for doubtful
       accounts of $5,148 and $3,617                                        104,984                 107,708
     Inventories, lower of cost (first-in-first-out) or market
          Paper and supplies                                                 12,423                  11,994
          Work in process                                                     2,404                   2,771
          Finished goods                                                      6,427                   5,335
                                                                            -------                 -------
                                                                             21,254                  20,100

     Prepaid expenses                                                         8,699                   8,860
     Deferred income taxes                                                    7,236                   7,236
                                                                            -------                 -------
         Total current assets                                               164,921                 155,935

Property and equipment, at cost, less accumulated
     depreciation of $320,393 and $315,752                                  304,494                 273,258
Goodwill, net                                                               111,067                 113,783
Broadcast licenses, net                                                     119,870                 123,219
Other intangibles assets, net                                                14,025                  16,829
Other assets                                                                  6,058                   6,500
                                                                            -------                 -------
         Total assets                                                      $720,435                $689,524
                                                                           ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                                      $ 46,577                $ 55,685
     Taxes on income                                                         (2,315)                 (1,183)
     Accrued compensation                                                    23,876                  25,971
     Deferred revenue                                                        26,778                  19,234
     Accrued employee benefits                                                8,715                  11,513
     Other current liabilities and current portion
       of long-term obligations                                              19,069                  16,130
                                                                            -------                 -------
            Total current liabilities                                       122,700                 127,350

Accrued employee benefits                                                    27,964                  22,838
Long-term obligations                                                         4,732                   3,994
Deferred revenue                                                              2,400                   2,403
Deferred income taxes                                                        24,420                  24,420

Stockholders' equity:
      Common stock - authorized and issued
      28,800 shares ($0.125 par value)                                        3,600                   3,600
      Retained earnings                                                     552,736                 541,993
      Treasury stock, at cost                                               (18,117)                (37,074)
                                                                            -------                 -------
             Total stockholders' equity                                     538,219                 508,519
                                                                            -------                 -------
             Total liabilities and stockholders' equity                    $720,435                $689,524
                                                                           ========                ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                                             JOURNAL COMMUNICATIONS, INC.
                                 Unaudited Consolidated Condensed Statements of Income
                                       (in thousands, except per share amounts)

                                                             Four Periods Ended                Ten Periods Ended
                                                             ------------------                -----------------

                                                      10/07/2001        10/08/2000       10/07/2001        10/08/2000
                                                      ----------        ----------       ----------        ----------
Revenue                                                 $252,158          $256,812         $632,072          $634,650

Costs and expenses:

Cost of sales                                            148,089           140,365          364,880           344,967
Selling and administrative expenses                       78,329            83,777          207,074           205,725
                                                         -------           -------          -------           -------
        Total costs and expenses                         226,418           224,142          571,954           550,692
                                                         -------           -------          -------           -------

Operating earnings                                        25,740            32,670           60,118            83,958

Other income and (expense):
        Net interest and dividends                           382               572            1,242               684
        Net  loss on sales of assets                        (685)             (455)            (600)           (1,200)
                                                         -------           -------          -------           -------
        Total other income and (expense)                    (303)             (117)             642              (516)
                                                         -------           -------          -------           -------

Earnings before income taxes                              25,437            32,787           60,760            83,442

Provision for income taxes                                10,006            12,994           23,904            33,060
                                                         -------           -------          -------           -------

Net earnings                                            $ 15,431          $ 19,793         $ 36,856          $ 50,382
                                                        ========          ========         ========          ========

Weighted average number of common
        shares outstanding                                28,486            26,997           28,026            27,101
                                                        ========          ========         ========          ========

Basic and diluted earnings per share                    $   0.54          $   0.73         $   1.31          $   1.86
                                                        ========          ========         ========          ========

Cash dividends per share                                $   0.35          $   0.35         $   1.05          $   1.00
                                                        ========          ========         ========          ========


See accompanying notes to unaudited consolidated condensed financial statements.

                                             Journal Communications, Inc.
                               Unaudited Consolidated Condensed Statements of Cash Flows
                                                    (in thousands)
                                                                                 Ten Periods Ended
                                                                                 -----------------
                                                                          10/07/01                10/08/00
                                                                          --------                --------

Cash flow from operating activities:
     Net earnings                                                          $36,856                 $50,382
     Adjustments to reconcile net earnings to net
     cash provided by operating activities
         Depreciation                                                       31,355                  30,107
         Amortization                                                        8,642                   8,980
         Net loss from disposal of assets                                      600                   1,200
         Net changes in assets and liabilities, excluding effects of sales and acquisitions
                Receivables                                                   (310)                 (8,143)
                Inventories                                                 (1,704)                   (381)
                Accounts payable                                            (8,574)                 (3,018)
                Other assets and liabilities                                10,460                  17,877
                                                                           -------                 -------
                  Net cash provided by operating activities                 77,325                  97,004
                                                                           -------                 -------

Cash flow from investing activities:
     Proceeds from sale of assets                                            5,164                   3,022
     Property and equipment expenditures                                   (65,347)                (63,383)
     Acquisition of businesses                                                  --                  (8,661)
     Other                                                                     438                   7,446
                                                                           -------                 -------
                  Net cash used for investing activities                   (59,745)                (61,576)
                                                                           -------                 -------

Cash flow from financing activities:
     Net increase in line of credit                                             --                   8,620
     Net increase (decrease) in long-term obligations                          225                  (1,376)
     Net sales (purchases) of treasury stock                                22,296                 (16,804)
     Cash dividends                                                        (29,384)                (27,063)
                                                                           -------                 -------
                  Net cash used for financing activities                    (6,863)                (36,623)
                                                                           -------                 -------

Net increase (decrease) in cash and cash equivalents                        10,717                  (1,195)

Cash and cash equivalents
     Beginning of year                                                      12,031                  10,108
                                                                           -------                 -------

     October 7, 2001 and October 8, 2000                                   $22,748                 $ 8,913
                                                                           =======                 =======

See accompanying notes to unaudited consolidated condensed financial statements.

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

     In May 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (ETIF 00-10). Effective January 1, 2001, the Company adopted EITF 00-10 and as a result, amounts billed to a customer in a sale transaction related to shipping costs and postage are reported as revenue and the related costs reported as cost of sales. The Company previously reported shipping costs and postage as a reduction of revenue.

     Certain prior year amounts, including shipping and handling costs noted above, have been reclassified to conform to the 2001 presentation.

     Operating results for the ten periods ended October 7, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.   Accounting Periods
     The Company divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. The Company follows a practice of publishing its interim financial statements at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

3.   Segment Information (Unaudited)

                                                    Four Periods Ended                Ten Periods Ended
                                                    ------------------                -----------------
                                                10/07/2001       10/08/2000      10/07/2001       10/08/2000
                                                ----------       ----------      ----------       ----------
     Revenues
     Journal Sentinel Inc                         $ 63,950         $ 72,205        $168,468         $183,576
     Journal Broadcast Group                        40,324           47,643          99,901          112,830
     Norlight Telecommunications                    46,917           39,030         115,819           93,262
     IPC Communication Services                     40,386           35,134          94,742           86,768
     Add Inc.                                       31,865           34,107          81,999           85,385
     NorthStar Print Group                          17,686           18,457          43,812           46,648
     PrimeNet Marketing Services                    11,030           10,236          27,331           26,181
                                                  --------         --------        --------         --------
                                                  $252,158         $256,812        $632,072         $634,650
                                                  ========         ========        ========         ========
     Earnings (losses) before income taxes
     Journal Sentinel Inc                         $  4,127         $  9,605        $ 18,052         $ 31,098
     Journal Broadcast Group                         4,796           10,516           8,927           20,783
     Norlight Telecommunications                    15,045           12,519          37,227           29,232
     IPC Communication Services                      1,793            1,346          (1,183)           3,824
     Add Inc.                                         (136)             (35)            373             (536)
     NorthStar Print Group                             531             (298)           (946)               1
     PrimeNet Marketing Services                      (292)            (184)           (525)             179
     Corporate and Eliminations                       (809)          (1,255)         (2,407)          (1,823)
     Net interest and dividends                        382              573           1,242              684
                                                  --------         --------        --------         --------
                                                  $ 25,437         $ 32,787        $ 60,760         $ 83,442
                                                  ========         ========        ========         ========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                                 (in thousands)

3.   Segment Information, continued

                                                10/07/2001       12/31/2000
                                                ----------       ----------
                                                                  (Audited)
     Total assets
     Journal Sentinel Inc                         $134,304         $110,025
     Journal Broadcast Group                       273,871          279,055
     Norlight Telecommunications                   122,738          110,399
     IPC Communication Services                     54,228           57,611
     Add Inc.                                       65,810           70,492
     NorthStar Print Group                          24,628           27,506
     PrimeNet Marketing Services                    13,674           14,168
     Corporate and Eliminations                     31,182           20,268
                                                  --------         --------

                                                  $720,435         $689,524
                                                  ========         ========

4.   Comprehensive Income (Unaudited)

                                                     Four Periods Ended               Ten Periods Ended
                                                     ------------------               -----------------
                                                10/07/2001       10/08/2000      10/07/2001       10/08/2000
                                                ----------       ----------      ----------       ----------
     Net earnings                                  $15,431          $19,793         $36,856          $50,382
     Foreign currency translation adjustments          (56)            (750)            (68)          (1,213)
                                                  --------         --------        --------         --------
     Comprehensive income                          $15,375          $19,043         $36,788          $49,169
                                                   =======          =======         =======          =======

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Ten Accounting Periods Ended October 7, 2001 Compared to Ten Accounting Periods Ended October 8, 2000

Consolidated revenue for the ten accounting periods ended October 7, 2001 of $632.1 million was slightly lower than the same period last year of $634.7 million. The soft economy combined with the effects from the September 11 terrorist attacks had an unfavorable impact on all of our Company's revenue and earnings results in the three quarters ended October 7, 2001. While there were increases in revenue at Norlight Telecommunications, Inc. (Norlight), IPC Communication Services (IPC) and PrimeNet Marketing Services (PrimeNet), there were offsetting decreases in revenue at Journal Sentinel Inc (Journal Sentinel), Journal Broadcast Group, Add Inc., and NorthStar Print Group (NorthStar). The terrorist attacks significantly impacted the newspaper and broadcast businesses. The continuous news coverage on television and radio stations caused a loss of revenue in the third quarter of 2001. Many newspaper and broadcast advertisers cut advertising spending dramatically after the terrorist attacks. For the remainder of the year, depending on the extent of the U. S. response to the attack and possible additional terrorist activities, ad spending may show an accelerated decline.

Consolidated year-to-date net earnings were $36.9 million, down 26.8% from $50.4 million for the same period last year. The sluggish economy and the impact on our businesses from the September terrorist attacks negatively impacted the earnings recorded in the three quarters of 2001 compared to the same period last year. Because of the Company's concentration in media outlets and direct mail marketing, the terrorist attacks and the subsequent anthrax scares will likely have a negative impact on year-end earnings.

In addition, the Company recorded expenses in 2001 associated with the sale of certain of the assets of the Milwaukee division of NorthStar, the consolidation of two of IPC's United States production facilities into one operations unit, the increase in reserves for litigation, workforce reductions at Journal Sentinel and Add Inc., and increases in bad debt writeoffs at Norlight. In the first quarter of 2001, there was one less Sunday newspaper. These items reduced year to date pretax earnings by $8.3 million.

JOURNAL SENTINEL had year-to-date pretax earnings of $18.1 million, down 42% from $31.1 million in the same period last year. The comparison is adversely impacted by the expense recorded for both involuntary and voluntary workforce reductions in 2001 and one additional Sunday newspaper in 2000. The impact of these items was $2.7 million. Journal Sentinel recorded additional costs related to publishing four extra editions of the daily Milwaukee Journal Sentinel following the September 11 terrorist attacks. Additional earnings shortfall can be attributed to a revenue shortfall. Revenue year-to-date was $168.5 million, down $15.1 million from $183.6 million last year. The shortfall in revenue is attributed to two revenue categories. Classified advertising and circulation revenue declined by $14.5 million and $0.5 million, respectively. The decrease in classified advertising is primarily due to the decline in employment advertising. Year-to-date retail advertising revenue in 2001 was about equal to the same period last year; however, it is unknown how many advertisers reduced or eliminated their newspaper advertisements following the terrorist attacks. Included in the revenue shortfall is approximately $2 million of revenue from the extra Sunday newspaper in the first quarter of 2000.

Progress on a new production facility is on time and virtually on budget. The building that will house the new KBA Comander presses and the GMA inserting equipment is expected to be completed in December 2001. Press installation, which is nearly a yearlong process, will begin in early 2002 as the presses begin to arrive from Germany. The Company expects to complete this project by early 2003.

JOURNAL BROADCAST GROUP recorded revenue of $99.9 million for the ten periods ended October 7, 2001, an 11.5% decrease from 2000 revenue of $112.8 million. Pretax earnings in three quarters of 2001 were $8.9 million compared to $20.8 million in 2000. Broadcast cash flow, calculated as pretax earnings plus depreciation and amortization expense, was $19.3 million compared with $31.3 million a year ago.

Revenue from the television operations for three quarters in 2001 was $45.2 million, compared with $58.2 million in three quarters of 2000, a decrease of 22.3%. The television advertising market slowdown has affected the networks, cable and syndicated programming which in turn has impacted all four of the Company's television stations. Television earnings before taxes were $6.1 million in three quarters in 2001 compared with $18.7 million in 2000. In addition, the uninterrupted news coverage following the September 11 terrorist attacks directly impacted both advertising revenue and earnings for the television stations that will not be recovered in 2001.

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont.

In August 2001, Journal Broadcast Group signed a letter of intent to purchase KIVI-TV, an ABC affiliate serving the Boise, Idaho market. Pending FCC approval of the transaction, the Company anticipates the purchase will be completed before the end of 2001.

Revenue from the radio operations was $54.7 million and $54.6 million in the three quarters of 2001 and 2000, respectively. Radio operations reported pretax earnings of $2.8 million in the third quarter ended October 7, 2001 compared with $2.1 million in the same period last year. The combination of operating improvements in the Tucson, Knoxville and Boise radio markets and tight cost controls in all markets has resulted in earnings improvement. The rescheduling of the National Football League games originally scheduled for the weekend following the September 11th attacks will defer the advertising revenue WTMJ-AM in Milwaukee would have earned during the broadcast of the Green Bay Packer game to the first week in January 2002.

NORLIGHT grew year-to-date revenue by 24.2% over a year ago, to $115.8 million from $93.3 million in 2000. Pretax earnings were $37.2 million, a 27.4% increase over 2000. Norlight has experienced steady and consistent growth in the commercial and wholesale carrier business but future growth could be limited by effects of the sluggish economy and the financial difficulties in the telecommunication industry.

IPC had revenue of $94.7 million, a 9.2% increase over the same period last year. However, IPC reported a pretax loss of $1.2 million in three quarters of 2001 compared to pretax earnings of $3.8 million in the same period last year. Included in the pretax loss in 2001 are $2.1 million of consolidation costs in transitioning the Eastern and Western Regions into one operational unit called US Operations. In November, IPC announced it is closing its operations in Ireland. The costs of shutdown are unknown at this time; however, they are not expected to be material.

ADD INC. recorded year-to-date revenue of $82.0 million and $85.4 million in the three quarters of 2001 and 2000, respectively. Revenue increases in the Northern Wisconsin, Vermont, Florida and Connecticut publication regions, the Fox Cities Newspapers and the Waupaca, Wisconsin print plant were offset by decreases in the Ohio and Louisiana publication regions and the CNI group in Southeastern Wisconsin. Add Inc.'s help wanted and automotive advertising revenue and its earnings have been adversely affected by the soft economy, but its overall year-to-date earnings have not changed significantly from the same period in 2000 because of several successful revenue generating plans and aggressive cost reduction measures implemented in 2001. Add Inc. recorded year-to-date pretax earnings of $0.4 million and a pretax loss of $0.5 million in 2001 and 2000, respectively.

NORTHSTAR recorded year-to-date revenue of $43.8 million compared with $46.6 million in 2000, a decrease of 6.1%. For the ten periods in 2001, NorthStar recorded a pretax loss of $946,000 compared to breakeven results in 2000. These results are impacted by the March 2, 2001 sale of certain of the assets of NorthStar's Milwaukee operations. NorthStar's label operations continue to show strong, steady performance. In the three quarters of 2001, the label division had revenue of $40.9 million compared to $33.3 million in the same period last year. The label division successfully secured new business from existing customers as well as new customers in 2001. The division has reported year-to-date pretax earnings of $0.8 million in 2001 compared to breakeven earnings in 2000.

At PRIMENET, year-to-date revenue of $27.3 million increased 4.4% from $26.2 million in the same period last year. A pretax loss of $525,000 was recorded in three quarters of 2001 compared to pretax earnings of $179,000 in 2000. Both the St. Paul and the Milwaukee operations recorded a pretax loss while the Clearwater facility recorded pretax earnings of approximately $60,000 in the three quarters of 2001.

Nonoperating Income and Taxes

Net interest and preferred stock dividends increased to $1.2 million in the first three quarters of 2001 compared to $684,000 in the same period last year. The increase is attributed to an increase in cash and cash equivalents and interest received from the refund of federal corporation income taxes. The year-to-date effective tax rate was 39.34% in 2001 compared to 39.62% in the same period in 2000. The change is the result of implementing strategies that reduced state income taxes, the impact of foreign net operating losses and permanent tax differences.

Liquidity and Capital Resources

Cash provided by operations was $77.3 million in the first three quarters of 2001 compared to $97.0 million in the first three quarters of 2000. The decrease in cash from operations primarily came from decreased earnings and changes in current assets and liabilities such as changes in accounts receivable, accounts payable and other assets and liability

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, cont.

balances. Cash from operations primarily is used to invest in capital projects, pay dividends to unitholders and for general corporate purposes.

Cash used for investing purposes was $59.7 million year-to-date in 2001 compared to $61.6 million during the same time period in 2000. The Company continues to invest in technology that is intended to provide additional capacity to the Norlight fiber optic network and the building of the new Journal Sentinel production facility. Cash used for financing was $6.9 million in three quarters of 2001 compared with $36.6 million in the same period in 2000. The Company sold more units from treasury than it purchased in 2001 compared with the same period in 2000 where treasury units purchased by the Company were greater than the units sold. The Company paid cash dividends of $29.4 million in 2001 compared to $27.1 million in 2000. As of October 7, 2001, the Company had no borrowings under its $45 million credit facility. The Company anticipates a need to borrow in the fourth quarter under the line of credit.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets" (the Statements). The Statements require new accounting for business combinations that, among other things, will change the accounting for goodwill and other intangibles recorded in business acquisitions. The Company plans to adopt SFAS No. 141 as of the effective date of the statement and estimates that the effect of the adoption will not be material to its results of operations, financial position or cash flows.

An important part of SFAS No. 142 is that amortization of goodwill and broadcast licenses determined to have indefinite lives will cease, effective January 1, 2002, for assets acquired prior to July 1, 2001. In addition, goodwill and broadcast licenses acquired after June 30, 2001 will be subject immediately to the nonamortization provisions of this statement. As our amortization of goodwill and broadcast licenses is a significant non-cash expense that we currently record, in general, SFAS No. 142 should have a materially favorable impact on the Company's results of operations and, ultimately, its net equity.

In accordance with the provision of SFAS No. 142, the Company is currently in the process of identifying its "reporting units" and measuring the fair value of each reporting unit in order to determine if there is impairment in the Company's goodwill and broadcast licenses. At this point, there could be impairment in the Company's reporting units. The impairment could have a material adverse effect on the Company's results of operations and, ultimately, its net equity in the first quarter of 2002. This impairment loss is related to the change in accounting principle with the adoption of SFAS No. 142. The Company expects it should not have to recognize such losses on a regular basis in the future.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144. " Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement must be adopted for fiscal years beginning after December 15, 2001; however, early adoption is encouraged. The Company is currently researching the most appropriate time for adoption.

Forward Looking Statements

This interim report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this prospectus, words such as "may," "will," "intend," "anticipate," "believe" or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed to implied by those forward-looking statements. Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in network affiliation agreements, quality and rating of network over-the-air broadcast programs available to the Company's

                          JOURNAL COMMUNICATIONS, INC.

customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

No material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No update since last filing.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         The Company did not file any Report on Form 8-K during the period covered by this interim report.

                          JOURNAL COMMUNICATIONS, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant


Date   November 20, 2001              /s/ Steven J. Smith
       -----------------              ------------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer



Date   November 20, 2001              /s/ Paul M. Bonaiuto
       -----------------              ------------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer