Form 10-Q/A
period 2001-06-17
JOURNAL COMMUNICATIONS INC
filed 2002-01-04
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

The undersigned registrant hereby amends and restates Item 2 of its Quarterly Report for the quarterly period ended June 17, 2001 to provide in its entirety as follows:

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Accounting Periods Ended June 17, 2001 (Second Quarter, 2001) Compared to
-------------------------------------------------------------------------------
Three Accounting Periods Ended June 18, 2000 (Second Quarter, 2000)
------------------------------------------------------------------

Consolidated revenue for the second quarter, 2001 of $194.8 million was slightly higher than the same quarter last year of $192.9 million. Net earnings of $12.6 million were $4.2 million lower than the same quarter in 2000.

JOURNAL SENTINEL INC. (Journal Sentinel) had revenue of $52.8 million in the second quarter, 2001, which was almost $2 million less than the second quarter in 2000. Pretax earnings of $7.1 million in 2001 were $3.8 million less than the second quarter in 2000.

JOURNAL BROADCAST GROUP recorded revenue and pretax earnings in the second quarter, 2001 of $32.7 million and $4.1 million, respectively. Revenue from television operations was $15.3 million in 2001, a decrease of $3.1 million from the second quarter of 2000. The revenue at all four television stations has been impacted by soft market conditions throughout the television industry. Pretax earnings were $3.2 million in the second quarter, 2001 compared to $6.4 million in 2000. Revenue from the radio operations of the Journal Broadcast Group was $17.4 million in 2001 compared to $17.0 million in 2000. Pretax earnings were $0.9 million in the second quarter, 2001 compared to $1 million in 2000.

NORLIGHT TELECOMMUNICATIONS, INC. (Norlight) had revenue and pretax earnings in the second quarter, 2001 of $35.1 million and $11.3 million, respectively. Revenue and pretax earnings were 27.0% and 33.5% higher in the second quarter, 2001 compared to the same quarter last year. Demand for telecommunication services remains strong.

IPC COMMUNICATION SERVICES (IPC) recorded revenue of $26.7 million in 2001 compared to $25.3 million in 2000. A pretax loss of $2.6 million was recorded in the second quarter of 2001 compared to earnings of $0.8 million in the same quarter, 2000. Included in the pretax loss in the second quarter, 2001 are costs for the startup of operations in Ireland and the consolidation of its Eastern and Western Regions into one operational unit called US Operations. These items cost over $2.2 million in the second quarter, 2001.

ADD INC. had revenue of $26.6 million in the second quarter, 2001, down $0.8 million from the same quarter last year. Pretax earnings of $1.5 million more than doubled the pretax earnings in the second quarter, 2000 of $0.7 million.

NORTHSTAR PRINT GROUP (NorthStar) recorded revenue of $12.7 million in the second quarter, 2001 compared to $14.5 million in the same quarter last year. A pretax loss of $0.1 million was recorded in 2001 compared to pretax earnings of $0.4 million in the second quarter, 2000.

PRIMENET MARKETING SERVICES (PrimeNet) had revenue of $8.2 million in 2001, a slight increase over 2000 revenue of $8.1 million. A pretax loss of $0.1 million was recorded in 2001 compared to pretax earnings of $0.1 million in the same quarter last year.

Six Accounting Periods Ended June 17, 2001 Compared to Six Accounting Periods
-----------------------------------------------------------------------------
Ended June 18, 2000
-------------------

Consolidated revenue for the six accounting periods ended June 17, 2001 of $379.9 million was slightly higher than the same period last year of $377.8 million. Continued increases at Norlight, IPC and PrimeNet were offset by decreases at each of the other reporting companies.

Consolidated year-to-date pretax earnings were $35.3 million, down 30.3% from $50.7 million for the same period last year. Overall, the Company believes the sluggish economy is significantly impacting virtually all of our business segments. In addition, several non-recurring items were recorded in the two quarters of 2001 compared to the same period in 2000. The Company recorded expenses in 2001 of $3.3 million that were associated with the sale of certain of the assets of the Milwaukee division of NorthStar and with the consolidation of two of IPC's United States production facilities into one operational unit. The Company recorded $1.3 million for its litigation reserve over the same period last year, $0.4 million for voluntary workforce "stay and go" reductions at Journal Sentinel and increased the allowance for doubtful accounts by $1.3 million at Norlight. In the first quarter of 2001, there was one less Sunday newspaper. These items reduced year-to-date pretax earnings by $7.5 million. Every company has responded to the soft economic conditions by reducing expenses. For example, both Journal Sentinel and Add, Inc. announced involuntary workforce reductions in the third quarter of 2001. Management believes that taking the appropriate short-term expense control actions will help us to take advantage of any rebound in the economy that may occur.

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, cont.

JOURNAL SENTINEL had year-to-date pretax earnings of $13.9 million, down 35.2% from $21.5 million in the same period last year. The comparison is adversely impacted by a reserve recorded for voluntary workforce reductions in 2001 and one additional Sunday newspaper in 2000. Included in the cost for voluntary workforce reductions are payments to be made to 23 employees plus extended medical benefits. The impact of these items represented $1.6 million. The additional earnings shortfall can be attributed to a revenue shortfall. Revenue year-to-date was $104.5 million, down $6.9 million from $111.4 million last year. Classified advertising declined $7.7 million primarily due to a 27.9% decrease in employment classified advertising from 2000. In addition, circulation revenue declined by $0.3 million in the two quarters of 2001. These decreases in revenue categories were offset by slight increases in retail advertising. Included in the revenue shortfall is approximately $2 million of revenue from the extra Sunday newspaper in the first quarter of 2000.

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

Recent Accounting Pronouncements
--------------------------------

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

An important part of the SFAS No. 142 is that amortization of goodwill and broadcast licenses determined to have indefinite lives will cease, effective January 1, 2002, for assets acquired prior to June 30, 2001. In addition, goodwill and broadcast licenses acquired after June 30, 2001 will be subject immediately to the nonamortization provisions of this statement. Rather than amortizing these assets, goodwill and broadcast licenses will be reviewed for impairment using a "market value" approach. As our amortization of goodwill and broadcast licenses is a significant non-cash expense that we currently record, SFAS No. 142 should have a materially favorable impact on our results of operations and, ultimately, our net equity.

Ninety percent of the Company's common stock is owned by the Journal Employees' Stock Trust (the Trust), which offers employees of the Company the opportunity to indirectly own a part of the Company by owning units of the benefits interest (units) in shares of the Company's common stock. Under the agreement that governs the Trust, the price at which holders may buy or offer to sell units under the Trust is determined by a formula based on the net equity (which the Trust refers to

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS, cont.

as "book value") and net income of the Company. As a result, to the extent SFAS 142 materially affects the Company's net income and net equity, it would also affect the price of units.

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

                          JOURNAL COMMUNICATIONS, INC.

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      ----------------------------
                                      Registrant



Date January 4, 2002                  /s/ Steven J. Smith
     ---------------------            ----------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer


Date January 4, 2002                  /s/ Paul M. Bonaiuto
     ---------------------            ----------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer