Form 10-Q/A
period 2001-10-07
JOURNAL COMMUNICATIONS INC
filed 2002-01-04
CIK 54056

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

The undersigned registrant hereby amends and restates Item 2 of its Quarterly Report for the quarterly period ended October 7, 2001 to provide in its entirety as follows:

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------

Four Accounting Periods Ended October 7, 2001 (Third Quarter, 2001) Compared to
-------------------------------------------------------------------------------
Four Accounting Periods Ended October 8, 2000 (Third Quarter, 2000)
-------------------------------------------------------------------

Consolidated revenue for the third quarter, 2001 of $252.2 million was slightly lower than the same quarter last year of $256.8 million. Net earnings of $15.4 million were $4.4 million lower than the same quarter in 2000.

JOURNAL SENTINEL INC. (Journal Sentinel) had revenues of $64.0 million in the third quarter, 2001, which was $8.3 million lower than the third quarter in 2000. Pretax earnings of $4.1 million in 2001 were $5.5 million less than the third quarter in 2000. In addition to $0.2 million in "Stay and Go" voluntary workforce reduction expense, Journal Sentinel had $0.9 million in expense from involuntary workforce reductions of about 40 employees.

JOURNAL BROADCAST GROUP recorded revenue and pretax earnings in the third quarter, 2001 of $40.3 million and $4.8 million, respectively. Revenue from television operations was $17.0 million in 2001, a decrease of $7.0 million from the third quarter of 2000. Pretax earnings were $2.2 million in the third quarter, 2001 compared to $8.4 million in 2000. Uninterrupted news coverage following the September 11 terrorist attacks directly impacted both advertising revenue and earnings for the television stations. Revenue from the radio operations of the Journal Broadcast Group was $23.3 million in 2001 compared to $23.6 million in 2000. Pretax earnings were $2.6 million in the third quarter, 2001 compared to $2.1 million in 2000.

NORLIGHT TELECOMMUNICATIONS, INC. (Norlight) had revenue and pretax earnings in the third quarter, 2001 of $46.9 million and $15.0 million, respectively. Revenue and pretax earnings were both 20.2% higher in the third quarter, 2001 compared to the same quarter last year. Growth in the business continues; however, the sluggish economy and the financial difficulties in the telecommunication industry have impacted the growth opportunities that existed in previous quarters.

IPC COMMUNICATION SERVICES (IPC) recorded revenue of $40.4 million in 2001 compared to $35.1 million in 2000. Pretax earnings of $1.8 million were recorded in the third quarter of 2001 compared to $1.3 million in the same quarter, 2000. In November, IPC announced it is closing its operations in Ireland. The costs of shutdown are unknown at this time; however, they are not expected to be material.

ADD INC. had revenue of $31.9 million in the third quarter, 2001, down $2.2 million from the same quarter last year. A pretax loss of $0.1 million in 2001 compared to breakeven results in the same quarter in 2000.

NORTHSTAR PRINT GROUP (NorthStar) recorded revenue of $17.7 million in the third quarter, 2001 compared to $18.5 million in the same quarter last year. Pretax earnings of $0.5 million was recorded in 2001 compared to a pretax loss of $0.3 million in the third quarter, 2000.

PRIMENET MARKETING SERVICES (PrimeNet) had revenue of $11.0 million in 2001, an $0.8 million increase over 2000 revenue of $10.2 million. A pretax loss of $0.3 million was recorded in 2001 compared to a pretax loss of $0.2 million in the same quarter last year.

Ten Accounting Periods Ended October 7, 2001 Compared to Ten Accounting Periods
-------------------------------------------------------------------------------
Ended October 8, 2000
---------------------

Consolidated revenue for the ten accounting periods ended October 7, 2001 of $632.1 million was slightly lower than the same period last year of $634.7 million. The soft economy combined with the effects from the September 11 terrorist attacks had an unfavorable impact on all of our Company's revenue and earnings results in the three quarters ended October 7, 2001. While there were increases in revenue at Norlight, IPC and PrimeNet, there were offsetting decreases in revenue at Journal Sentinel, Journal Broadcast Group, Add Inc., and NorthStar. The terrorist attacks significantly impacted the newspaper and broadcast businesses. The continuous news coverage on television and radio stations caused a loss of revenue in the third quarter of 2001. Many newspaper and broadcast advertisers cut advertising spending dramatically after the terrorist attacks. For the remainder of the year, depending on the extent of the
U. S. response to the attack and possible additional terrorist activities, ad spending may show an accelerated decline.

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

                          JOURNAL COMMUNICATIONS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS, cont.

In addition, the Company recorded expenses in 2001 of $3.3 million that were associated with the sale of certain of the assets of the Milwaukee division of NorthStar and the consolidation of two of IPC's United States production facilities into one operations unit. In addition, the increase in reserves for litigation of $1.3 million over the same period last year, the costs of workforce reductions at Journal Sentinel and Add Inc. of $1.6 million, and increases in bad debt writeoffs of $1.0 million at Norlight were recorded in year-to-date results. In the first quarter of 2001, there was one less Sunday newspaper. These items reduced year to date pretax earnings by $8.3 million compared to last year.

JOURNAL SENTINEL had year-to-date pretax earnings of $18.1 million, down 42% from $31.1 million in the same period last year. The comparison is adversely impacted by the expense recorded for both involuntary and voluntary workforce reductions in 2001 of $1.5 million and one additional Sunday newspaper in 2000. The impact of these items was $2.7 million. Journal Sentinel recorded additional costs related to publishing four extra editions of the daily Milwaukee Journal Sentinel following the September 11 terrorist attacks. Additional earnings shortfall can be attributed to a revenue shortfall. Revenue year-to-date was $168.5 million, down $15.1 million from $183.6 million last year. The shortfall in revenue is attributed to two revenue categories. Classified advertising and circulation revenue declined by $14.5 million and $0.5 million, respectively. The decrease in classified advertising is primarily due to the decline in employment advertising. Year-to-date retail advertising revenue in 2001 was about equal to the same period last year; however, it is unknown how many advertisers reduced or eliminated their newspaper advertisements following the terrorist attacks. Included in the revenue shortfall is approximately $2 million of revenue from the extra Sunday newspaper in the first quarter of 2000.

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

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $77.3 million in the first three quarters of 2001 compared to $97.0 million in the first three quarters of 2000. The decrease in cash from operations primarily came from decreased earnings and changes in current assets and liabilities such as changes in accounts receivable, accounts payable and other assets and liability balances. Cash from operations primarily is used to invest in capital projects, pay dividends to unitholders and for general corporate purposes.

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

Forward Looking Statements
--------------------------

This interim report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this prospectus, words such as "may," "will," "intend," "anticipate," "believe" or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed to implied by those forward-looking statements. Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in network affiliation agreements, quality and rating of network over-the-air broadcast programs available to the Company's customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

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