Form 10-K
period 2001-12-31
JOURNAL COMMUNICATIONS INC
filed 2002-04-01
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2001
     Commission File Number: 0-7831

                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

Wisconsin                                                             39-0382060
------------------------                                  ----------------------
(State of incorporation)                                        (I.R.S. Employer
                                                          identification number)

333 West State Street, Milwaukee, Wisconsin                                53203
-------------------------------------------                                -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 6, 2002:

     Class                                       Outstanding at March 6, 2002
     -----                                       ----------------------------
     Common Stock, par value $0.125                       28,800,000
     Units of Beneficial Interest                         26,475,039

                       Documents Incorporated by Reference

Portions of the annual shareholders report for the year ended December 31, 2001 are incorporated by reference into Parts I and II. Portions of the proxy statement for the annual shareholders meeting to be held June 4, 2002 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including information the we incorporates in it by reference) contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, the words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond Journal Communications, Inc.'s (the Company's) control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending or future litigation, the availability of quality broadcast programming at competitive prices, changes in network affiliation agreements, changes in regulations governing the number of broadcast licenses that a person may control, quality and rating of network over-the-air broadcast programs available to the Company's customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper, and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this report.

                                     PART I
                                ITEM 1. BUSINESS

The Company was incorporated on February 7, 1883 under the name of The Journal Company in the state of Wisconsin. The Company changed its name to Journal Communications, Inc. on January 13, 1987 to reflect the broad range of services it provides. The Company began as a newspaper in 1882 in Milwaukee, Wisconsin, and has grown into a leading independent media and communications company. The industries within which the Company operates include newspaper and shopper publishing, television and radio broadcasting, telecommunications, commercial printing, and direct mail.

The revenue generated by each operating segment, as a percentage of the Company's consolidated revenue, for the last three years is shown below.

     Segment                            2001        2000        1999
     -------                            ----        ----        ----
     Journal Sentinel                   26.5%       28.2%       30.6%
     Journal Broadcast Group            16.3        17.9        16.9
     Norlight Telecommunications        18.4        15.1        13.1
     IPC Communication Services         15.3        14.7        14.4
     Add, Inc.                          12.9        13.4        14.5
     NorthStar Print Group               6.7         7.1         7.6
     PrimeNet Marketing Services         4.4         4.1         3.6
     Corporate and eliminations         (0.5)       (0.5)       (0.7)
                                       -----       -----       -----
                                       100.0%      100.0%      100.0%
                                       =====       =====       =====

Additional information about the Company's segments is presented in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial information about the segments is presented in Note 9 in the Company's Notes to Consolidated Financial Statements appearing on pages 28 through 30 of the Company's Annual Report (included in Exhibit 13), and is incorporated herein by reference.

JOURNAL SENTINEL

The Milwaukee Journal (The Journal) began publishing an evening newspaper in 1882. In 1911, the Sunday edition of The Journal was born. The Journal Company, as the Company was formerly known, purchased the Milwaukee Sentinel from the Hearst Corporation in 1962 after a lengthy strike had caused the paper to stop publishing. The paper was back in business and printing just four days after the purchase. Founded in 1837, the Milwaukee Sentinel (The Sentinel) is Wisconsin's oldest continuing business. Despite being part of the same newspaper company, The Journal and The Sentinel maintained their editorial independence. The papers maintained separate, competing news departments until they were merged on April 2, 1995 and a new daily newspaper, the Milwaukee Journal Sentinel, was launched.

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

CIRCULATION. Circulation revenue accounted for twenty-two percent of Journal Sentinel's total revenue in 2001. Average net paid circulation for the twelve months ended March 31 for the last five years, as audited by the Audit Bureau of Circulation, was:

                       2001        2000        1999        1998        1997
-----------------    -------     -------     -------     -------     -------
Daily                266,590     279,156     286,608     289,350     292,035
Sunday               443,411     455,925     458,332     459,374     458,480

The Company believes the declines in the number of daily and Sunday newspaper copies sold from March 2000 to March 2001 were caused by (1) declines in both home delivery and single copy sales, mostly in Milwaukee County and (2) a decision to change the amount of discounts offered to new subscribers. In order to concentrate its circulation efforts, in January 2002, Journal Sentinel eliminated home delivery of its newspapers in all but twelve counties in southeastern Wisconsin. As a result, average net paid circulation is expected to decrease by five to ten percent in 2002 for both the daily Milwaukee Journal Sentinel and the Sunday Milwaukee Journal Sentinel.

The Company believes competition for circulation is primarily dependent upon creating a product with relevant news and advertising content for the readers because we are competing for their time and money. A newspaper has a better chance to gain advertising dollars by having a large reader base. According to the latest report from Scarborough Research, the daily Milwaukee Journal Sentinel ranks fifth in readership and the Sunday Milwaukee Journal Sentinel ranks number one in readership in the top fifty markets in the country in its Metropolitan Strategic Area (MSA) (Milwaukee, Waukesha, Washington and Ozaukee counties). Readership is measured by the percentage of households that subscribe to a newspaper. The newspaper is distributed primarily by independent contract carriers throughout southeastern Wisconsin and a small portion of Northern Illinois.

ADVERTISING. Revenue from advertising generated seventy-six percent of Journal Sentinel's total revenue in 2001. Annual advertising volume in column inches and the number of preprints (reported in thousands) for Journal Sentinel's daily and Sunday newspapers for the last five calendar years was:

Column Inches          2001        2000        1999        1998        1997
-----------------    -------     -------     -------     -------     -------
Full Run             1,840.5     2,017.6     2,125.6     2,188.0     2,319.4
Part Run                95.4        94.4       134.1       182.8       292.7

                       2001        2000        1999        1998        1997
-----------------    -------     -------     -------     -------     -------
Preprints                3.2         3.0         3.6         2.9         2.6

Whereas the number of preprints and part run volume remained virtually flat with 2000, the Company believes the advertising volume decline during 2001 in Full Run was a result of several large retailers decreasing their advertising expenditures and the downturn in employment advertising. Both are believed to be due to the weakened economy during 2001.

The Company expects the decline in revenue from employment advertising to continue during the first half of 2002. However, compared to 2001, the Company expects the annual decline in employment advertising to occur at a much lower rate. Full Run refers to advertisements that are published in all editions of the newspaper, whereas Part Run refers to advertisements not published in all editions of the newspaper. Preprints are the number of individual customer's advertisements that are provided by the customer and then inserted into the newspaper.

COMPETITION. Journal Sentinel has many competitors for advertising dollars. These competitors include direct mail, television and radio stations, cable television, satellite television and radio, other daily and weekly newspapers, billboards, yellow pages and the Internet. Because newspaper companies rely upon advertising revenues, they are subject to the cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affects the newspaper industry in general and the revenue of individual newspapers.

NEWSPRINT. The basic raw material of newspapers is newsprint. Journal Sentinel has purchase contracts, which run through 2006, with two suppliers that provide for approximately ninety-five percent of its estimated newsprint requirements. According to the contract, Journal Sentinel will pay market price for quantities it determines will meet its requirements. The remaining five percent of its newsprint could come from these suppliers or from other suppliers in the spot market. The Company believes it will continue to receive an adequate supply of newsprint for its needs.

Newsprint prices fluctuate based upon market factors which include newsprint production capacity, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on Journal Sentinel's results of operations. The average net price per ton equaled $573 in 2001 compared to an average net price per ton of $528 in 2000. The total price for newsprint increased $2.6 million during 2001. However, because the reduction in consumption equaled $4.8 million, the overall cost of newsprint decreased $2.2 million versus 2000. Consumption of newsprint declined to 56,898 metric tons from 65,656 metric tons in 2000. The drop in consumption from 2000 is a result of fewer advertising pages and a decrease in average net paid circulation. The Company expects both the average net price per ton and consumption to decline between five and fifteen percent in 2002.

PRODUCTION PROCESSES. Journal Sentinel currently utilizes a di-litho print process which uses converted letterpresses to transfer the image directly to the surface of the newsprint. This unique production process coupled with utilizing presses that are approximately forty years old, results in high production costs and a wide range of reproduction variability throughout the press runs. Journal Sentinel is constructing a new production facility to house all printing, packaging, inserting and transportation processes. This facility is expected to be fully operational early in 2003. With the newly purchased printing presses, the printing process will change to what is referred to as offset lithography, which is common in the newspaper industry. This will offer manufacturing flexibility, lower costs of production and high quality color reproduction and product lines for our customers.

NEWS BUREAUS. To provide quality news and editorial content, Journal Sentinel maintains Wisconsin news bureaus in Milwaukee, Cedarburg, Racine, Waukesha, and Madison (the state capital). It also has a news bureau in Washington D.C.

JOURNAL BROADCAST GROUP

Journal Broadcast Group consists of Journal Broadcast Corporation and its subsidiaries which operate five television stations, one low power television station and thirty-six radio stations across the United States. In 1924, the Company began experimenting with radio. At that time, there were less than fifteen thousand receiving sets in the Milwaukee area. In 1927, the Company purchased WKAF radio, which today is WTMJ-AM. It was Milwaukee's first fully equipped radio station. A month after going on the air, WTMJ-AM affiliated with the NBC network, bringing nationwide radio broadcasting to Wisconsin. In 1940, the Company began experimental FM radio broadcasting from station W9XAO. Today, the station's call letters are WKTI-FM. The Company began construction of a broadcasting headquarters building in Milwaukee in 1941. The plan included space for a television station. The Company had begun experimenting with television in the 1930's and had operated an experimental closed circuit television station for seven years. WTMJ-AM and WKTI-FM moved into the new headquarters in 1942. After World War II, the Company resumed its work in FM radio and television. When WTMJ-TV began broadcasting on December 3, 1947, it was the eleventh television station in the country.

TELEVISION. In 2001, revenue from television operations accounted for forty-five percent of Journal Broadcast Group's total revenue. The television stations of Journal Broadcast Group are:

------------  ----------------  --------  -------  -------------  --------------
                                  Year                Station     Total Stations
Station            Market       Acquired  Network  Audience Rank    in Market
------------  ----------------  --------  -------  -------------  --------------
WTMJ-TV       Milwaukee, WI       1947      NBC          1t             10
------------  ----------------  --------  -------  -------------  --------------
KTNV-TV       Las Vegas, NV       1979      ABC          4              10
------------  ----------------  --------  -------  -------------  --------------

------------  ----------------  --------  -------  -------------  --------------
WSYM-TV       Lansing, MI         1984      FOX          3              6
------------  ----------------  --------  -------  -------------  --------------
KMIR-TV       Palm Springs, CA    1999      NBC          1t             7
------------  ----------------  --------  -------  -------------  --------------
KIVI-TV       Boise, ID           2001      ABC          3              6
------------  ----------------  --------  -------  -------------  --------------
KSAW-LPTV     Twin Falls, ID      2001      ABC          3              5
------------  ----------------  --------  -------  -------------  --------------
The Station Audience Rank in the above table equals the Designated Market Area Household Rating, Sunday-Saturday, 5:00am to 5:00am from the November 2001 Nielsen ratings book. A "t" indicates a tie with another station in the market.

NETWORK COMPENSATION. The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments (network compensation), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during the breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement the programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming. The Company believes all of Journal Broadcast Group's television stations are strong affiliates with good relationships with the networks. The recent trend in network compensation has been for networks to negotiate for lower compensation payments to the affiliates as they cover the rising costs of programming, including the increased cost of network sports rights. Journal Broadcast Group's television stations have varying affiliate agreements with the networks. The agreements can include network compensation to be paid to the affiliate in the form of cash, or in lieu of cash, additional advertising time, the affiliate paying the network for the additional programming or any combination of these. The revenue received in the form of network compensation is currently immaterial to Journal Broadcast Group. Journal Broadcast Group currently has long-term affiliate agreements in place, which include network commitments to provide programming. The television stations of Journal Broadcast Group have attempted to combat the decline in network compensation by producing top-rated newscasts to gain an increased number of viewers that advertisers wish to attract.

DIGITAL BROADCASTING. In April 1997, the Federal Communications Commission (FCC) provided existing television broadcasters with a second channel on which to broadcast a digital signal concurrently with an analog signal. Under the current digital transition schedule, stations were required to commence digital transmission by May 1, 2002 and will broadcast in both digital and analog modes until 2006, when they will be required to relinquish extra broadcast spectrum and broadcast in only digital. The 2006 deadline for cessation of analog broadcasting may be delayed if there is not substantial penetration of consumer reception equipment. The opportunities provided by digital broadcasting may include broadcasting in multiple streams with various programs on one channel. A portion of the signal may also be used for datacasting. These opportunities are all in the formation stages and the effect digital broadcasting will have on Journal Broadcast Group remains to be seen. Journal Broadcast Group, like other television broadcasters, has made substantial capital investments for digital equipment in order to meet the FCC's mandate. In November 2000, WTMJ-TV became the first commercial television station in Milwaukee to broadcast digitally on WTMJ-DT. Other than WSYM-TV, which received an extension until November 2002, the Company believes the other Journal Broadcast Group television stations will be prepared to commence digital broadcast by the May 1, 2002 deadline.

Radio. In 2001, revenue from radio operations accounted for fifty-five percent of Journal Broadcast Group's total revenue. The radio stations of Journal Broadcast Group are:

------- ----------------- -------- ------------------ -------- --------- -------
 Market                                               Station    Total     FCC
  and         City           Year                     Audience Stations  License
Station    of License     Acquired       Format         Rank   in Market  Class
------- ----------------- -------- ------------------ -------- --------- -------

Milwaukee, WI
------- ----------------- -------- ------------------ -------- --------- -------
WTMJ-AM Milwaukee, WI       1927    News/Talk/Sports      1        29       B
------- ----------------- -------- ------------------ -------- --------- -------
WKTI-FM Milwaukee, WI       1940        Hot Adult         9t       29       B
                                      Contemporary
------- ----------------- -------- ------------------ -------- --------- -------

Omaha, NE
------- ----------------- -------- ------------------ -------- --------- -------
KOSR-AM Omaha, NE           1995         Sports          17        20       C
------- ----------------- -------- ------------------ -------- --------- -------
KBBX-AM Omaha, NE           1998        Hispanic         18        20       B
------- ----------------- -------- ------------------ -------- --------- -------
KEZO-FM Omaha, NE           1995          Rock            5        20       C
------- ----------------- -------- ------------------ -------- --------- -------
KKCD-FM Omaha, NE           1995      Classic Hits       10        20       C2
------- ----------------- -------- ------------------ -------- --------- -------
KSRZ-FM Omaha, NE           1998        Hot Adult         8        20       C
                                      Contemporary
------- ----------------- -------- ------------------ -------- --------- -------
KOMJ-AM Omaha, NE           1999     Adult Standards      9        20       B
------- ----------------- -------- ------------------ -------- --------- -------
KMXM-FM Omaha, NE           1999      Hot Country        13        20       C
------- ----------------- -------- ------------------ -------- --------- -------
KQCH-FM Nebraska City, NE   1997   Contemporary Hits      4        20       C1
------- ----------------- -------- ------------------ -------- --------- -------

Tucson, AZ
------- ----------------- -------- ------------------ -------- --------- -------
KFFN-FM Tucson, AZ          1996      Sports Radio       18t       29       C
------- ----------------- -------- ------------------ -------- --------- -------
KMXZ-FM Tucson, AZ          1996   Adult Contemporary     3        29       C
------- ----------------- -------- ------------------ -------- --------- -------
KZPT-FM Tucson, AZ          1996      Modern Adult        9        29       A
                                      Contemporary
------- ----------------- -------- ------------------ -------- --------- -------
KGMG-FM Oracle, AZ          1998    Rhythmic Oldies      11        29       C2
------- ----------------- -------- ------------------ -------- --------- -------

Knoxville, TN
------- ----------------- -------- ------------------ -------- --------- -------
WQBB-AM Powell, TN          1998         Sports          18t       27       D
------- ----------------- -------- ------------------ -------- --------- -------
WMYU-FM Sevierville, TN     1997         Oldies           4        27       C1
------- ----------------- -------- ------------------ -------- --------- -------
WWST-FM Karns, TN           1997   Contemporary Hits      2        27       A
------- ----------------- -------- ------------------ -------- --------- -------
WBON-FM Knoxville, TN       1998      Classic Rock       11        27       A
------- ----------------- -------- ------------------ -------- --------- -------

Boise, ID
------- ----------------- -------- ------------------ -------- --------- -------
KGEM-AM Boise, ID           1998    Adult Standards      15        25       B
------- ----------------- -------- ------------------ -------- --------- -------
KJOT-FM Boise, ID           1998          Rock            9        25       C
------- ----------------- -------- ------------------ -------- --------- -------
KQXR-FM Boise, ID           1998    Alternative Rock      2t       25       C1
------- ----------------- -------- ------------------ -------- --------- -------
KCID-FM Caldwell, ID        1998   Adult Contemporary    16        25       C
------- ----------------- -------- ------------------ -------- --------- -------
KCID-AM Caldwell, ID        1998   Adult Contemporary    16        25       C
------- ----------------- -------- ------------------ -------- --------- -------
KRVB-FM Nampa, ID           2000   Adult Alternative     13        25       C
------- ----------------- -------- ------------------ -------- --------- -------

------- ----------------- -------- ------------------ -------- --------- -------
 Market                                               Station    Total     FCC
  and         City           Year                     Audience Stations  License
Station    of License     Acquired       Format         Rank   in Market  Class
------- ----------------- -------- ------------------ -------- --------- -------

Wichita, KS
------- ----------------- -------- ------------------ -------- --------- -------
KFTI-AM Wichita, KS         1999    Classic Country       5t       24       B
------- ----------------- -------- ------------------ -------- --------- -------
KFDI-FM Wichita, KS         1999        Country           1        24       C
------- ----------------- -------- ------------------ -------- --------- -------
KICT-FM Wichita, KS         1999          Rock            4        24       C1
------- ----------------- -------- ------------------ -------- --------- -------
KFXJ-FM Augusta, KS         1999      Classic Hits        9        24       C2
------- ----------------- -------- ------------------ -------- --------- -------
KYQQ-FM Arkansas City, KS   1999      Hot Country        17t       24       C
------- ----------------- -------- ------------------ -------- --------- -------
KMXW-FM Newton, KS          2000       Hot Adult         17t       24       C1
                                     Contemporary
------- ----------------- -------- ------------------ -------- --------- -------

Springfield, MO
------- ----------------- -------- ------------------ -------- --------- -------
KTTF-AM Springfield, MO     1999       News/Talk         14        18       B
------- ----------------- -------- ------------------ -------- --------- -------
KTTS-FM Springfield, MO     1999        Country           1        18       C
------- ----------------- -------- ------------------ -------- --------- -------
KMXH-FM Sparta, MO          1999       Rhythmic           3        18       C2
                                   Contemporary Hits
------- ----------------- -------- ------------------ -------- --------- -------

Tulsa, OK
------- ----------------- -------- ------------------ -------- --------- -------
KVOO-AM Tulsa, OK           1999    Classic Country       5t       23       A
------- ----------------- -------- ------------------ -------- --------- -------
KVOO-FM Tulsa, OK           1999        Country           7        23       C
------- ----------------- -------- ------------------ -------- --------- -------
KXBL-FM Henryetta, OK       1999      Hot Country         16       23       C1
------- ----------------- -------- ------------------ -------- --------- -------

The Station Audience Rank in the table above equals the ranking of each station, in its market, according to the Fall 2001 Arbitron ratings book, average persons 12+, Monday-Friday, 6:00am to 12:00pm. A "t" indicates a tie with another station in the market.

The FCC license class in the table above is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulation (Title 47, part 73).

SEASONAL/CYCLICAL TRENDS. Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is strongest in the second and fourth quarters of the year. This coincides with increased advertising around certain holidays, specifically Mother's Day and Christmas. The second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenues, they are subject to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices and demand for advertising time in Olympic television broadcasts. NBC has purchased the right to broadcast the Olympics through

2008 and the Company expects higher revenues in these years because its two NBC affiliates sell a portion of the available advertising.

COMPETITION. In each market in which Journal Broadcast Group operates, it competes with other television and radio stations, newspapers, cable television, satellite television and radio, direct mail services, billboards and the Internet for advertising dollars. The Company believes some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and reaching its targeted audience in the most cost-effective manner. Revenues are derived primarily from local, regional and national advertising, and to a much lesser extent, from network compensation and production activities. Ratings highly influence competition in broadcasting. Ratings represent the number of viewers or listeners tuning in to our stations which then affects the advertising rates the broadcaster can charge. Advertising rates for the broadcast industry are set based upon a variety of factors, including a program's popularity among the advertiser's target audience, the number of advertisers competing for the available time, the size and demographic make up of the market served and the availability of alternative advertising in the market. By having a "cluster" of several radio stations within one market, Journal Broadcast Group can offer advertisers the opportunity to purchase air time on more than one of its stations in order to reach a broader audience. Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station's signal in each market and, therefore, the number of viewers or listeners who have access to the signal. Journal Broadcast Group continues to invest in the technology needed to maintain, and if possible, strengthen these signals.

FCC LICENSES. The FCC is empowered to regulate the broadcast industry. Broadcast licenses are required for television and radio operation and are granted by the FCC. The license renewal process has been simplified to presume the licensees have met their statutory and regulatory obligations. Absent a clear demonstration of substantive, deliberate and willful violations, licenses are renewed for eight year terms. Journal Broadcast Group has never had a violation of the FCC's regulations that jeopardized the renewal of its licenses.

NORLIGHT TELECOMMUNICATIONS
In 1972, the Company and American Microwave and Communications, Inc. formed Midwestern Relay Company (MRC) to build a microwave transmission system across Wisconsin. An independent television transmission company, MRC provided microwave transmission service to Wisconsin cable television systems. In 1975, the Company acquired sole ownership of MRC. In 1991, the Company acquired the assets of NorLight, a fiber optics based private carrier formed by a consortium of Wisconsin-based energy utilities. Today these companies are known as Norlight Telecommunications, Inc. (Norlight). Norlight's carrier services (wholesale) provide network transmission solutions, for voice, data or internet transmissions and custom designed networks for other telecommunications carriers, including interexchange carriers, wireless carriers, cable providers, incumbent local exchange carriers and competitive local exchange carriers by offering bulk transmission capacity. Norlight's business-to-business service provides advanced data communications products, specifically dedicated circuits, frame relay (packet technology that provides throughput and delay performance), ATM, Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services) to small and medium sized businesses in the Upper Midwest. Norlight offers these products wherever Norlight either operates its own network or has service agreements with resellers. Norlight's satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals for various customers, such as television stations and networks, video studios, and entities which use video conferencing.

Norlight owns and operates one of the Midwest's largest fiber optic networks. The digital switching platforms provide fast connections and throughput, and the SONET (Synchronous Optical NETwork) based network is constructed in a ring formation with the intelligence to route traffic multiple ways to avoid points of service interruption. The network covers approximately 4,366 route miles - connecting Wisconsin, Minnesota, Illinois, Iowa, Indiana, and Michigan. Norlight's customer contracts, which are negotiated by in-house salespersons, normally are written for service terms of between twelve and sixty months. Pricing is generally fixed over the term of the contract with the exception of local access costs, which can be increased if Norlight experiences an underlying cost increase. Contracts can be terminated early but are subject to a cancellation charge that varies by customer. Norlight's top ten customers accounted for approximately forty-two percent of Norlight's revenue in 2001. The loss of one of its top two customers, WorldCom or Global Crossing, (Global Crossing filed for Chapter 11 bankruptcy protection in January 2002) would adversely affect the Company's results of operations. Because Norlight closely and effectively managed its customer's accounts, the Company believes it had a better receivables collection experience compared to other companies in its industry in 2001. Norlight diligently continues to closely monitor its customers' accounts.

The telecommunications industry has experienced a sharp slowdown over the past eighteen months. While Norlight has seen continuing demand for quality telecommunication services within the markets it serves, its revenue growth is mirroring industry patterns. Norlight had registered an annual compounded revenue growth rate of greater than twenty-seven percent between 1997 and 2000. Revenue growth slowed to twenty percent for 2001 over 2000. This growth has occurred primarily within the wholesale business segment and has been accomplished by expanding its SONET network across the Midwest from 1999 through 2002 in Michigan, Minnesota, and Indiana. During 2001, dense wave division multiplexing technology was deployed within the Wisconsin and Illinois segments of the network to overcome impending network capacity constraint and enable additional service capabilities.

COMPETITION. The telecommunications market, while in the throes of a general economic contraction and industry-specific shakeout, remains extremely competitive. The market consists of multiple large competitors, including both interexchange carriers, such as WorldCom, Global Crossing, and Sprint, and incumbent local exchange carriers, such as SBC Communications, Verizon, and Qwest Communications. Various competitors have recently engaged in constructing fiber network facilities within the geography served by Norlight. The existence of alternative sources for capacity and/or services increases competitive pressure on Norlight. However, in today's environment many of these competitors face significant financial challenges in further pursuing their business plans. Possible outcomes for these competitors vary from reduced profitability and difficulty funding their ongoing business plan to seeking bankruptcy protection while undergoing reorganization. In the past year, many new market entrants, including competitive local exchange carriers McLeodUSA, Winstar and Teligent filed for Chapter 11 bankruptcy protection. McLeodUSA, Winstar and Teligent remain both customers and competitors of Norlight during their reorganization. Various competitors within both the interexchange carriers and competitive local exchange carriers market spaces had pursued, or continue to pursue a "compete on price" selling model in their attempt to grow market share. The result has been price pressure in most product categories. Technology has enabled this to occur because new generation network equipment allows for greater data transmission at lower operating costs. Though selling prices have declined, operating costs have exhibited a similar downward trend. Thus, many companies have been able to limit the impact of falling prices on profit margins. The Company believes the immediate and long-term future price pressure is likely to be mitigated by customers' overriding concern for the financial stability of the respective service providers. The Company believes Norlight's perceived value by its customers will play very effectively in this environment as its tenure of over thirty years in the business and its focus on customer service garners recognition. In spite of the recent slowing economic conditions, growth in the demand for telecommunications services is expected to be at least equal to the growth of other segments of the economy for the foreseeable future according to The Yankee Group, a well-known industry consultant.

The Company believes the industry consolidation of the recent past will continue with the ongoing decline in the availability of capital exacerbating the current situation. The still-surviving startup companies, and those in need of additional outside financing, will likely be purchased, secure funding through private sources at the cost of significant equity stakes, or fail. Norlight has had the benefit of adequate and timely access to financial resources from the Company, which has enabled it to expand its network to meet service needs or pursue opportunities. The Company believes Norlight's ability to react quickly by executing custom-designed integrated solutions to customer requests is a significant point of positive differentiation in the current market. The Company further believes an additional element of Norlight's competitive advantage is its well-developed, fault tolerant, regional fiber optic network. Managed and supervised 24-hours-a-day, 7-days-a-week, the network is acknowledged by its customers, according to their survey responses, for having an outstanding reputation for reliability. With fewer viable providers to meet the need and an established customer service track record, the Company believes it stands to benefit from increasing share in the markets in which it competes.

Like most industry participants, Norlight has entered into various swap and indefeasible right of use (IRU) arrangements to augment and extend its network where strategically desirable. The use of these arrangements allows carriers to gain access to segments of each other's networks to reach new geographic markets or provide protection to existing network in a cost-effective way. Norlight treats these arrangements as long-term service contracts, accounting for the cost of service ratably over the term of the agreement. Likewise, where Norlight has granted access to its network to others, revenue, whether payment is received ratably or in lump sum, is recognized over the term of the agreement.

REGULATION. In connection with the Telecommunications Act of 1996, the FCC regulates Norlight as an interexchange carrier. Additionally, Norlight holds a variety of classifications at the state level and is regulated accordingly by the various state Public Utility Commissions. Norlight is currently pursuing a strategy intended to provide additional local service alternatives to its customers. Using means such as interconnection agreements or collocation arrangements, Norlight intends to secure improved service levels at a reduced cost for the "last mile" of service connection. To facilitate obtaining this path from Norlight's point-of-presence to the local exchange authority central office (the last mile), Norlight is in the process of securing local exchange authority in a number of states in which it conducts business.

IPC COMMUNICATION SERVICES

IPC Communication Services, Inc. (IPC), founded in 1949 as Imperial Printing Company, was acquired by the Company in 1992. As a full-scale printing company and a vertically integrated supply chain management company, IPC performs a wide variety of services to the markets it serves. The foundation of IPC's printing business includes printing scientific, medical and technical journals. This is accomplished utilizing conventional and electronic pre-press processes, web and sheet-fed printing and complete bindery and finishing. IPC is also a Microsoft authorized replicator and a Microsoft authorized mastering business that provides compact disc mastering, CD-ROM and CD-Audio replication; e-business services and solutions; fulfillment (end user, channel and returns); packaging and assembly and warehousing. These manufacturing and distribution services are provided to the original equipment manufacturers and the software industry. All of these markets are served through its direct salesforce.

IPC is based in St. Joseph, Michigan, and has additional operations in Foothill Ranch, California, Austin, Texas, Lebanon, Tennessee and Roncq, France. In the beginning of 2001, IPC began operations in Ireland, but due to the deteriorating economic and marketing conditions closed this facility in February 2002. Also in 2001, based upon significant downward pricing pressure in the compact disc replication business, IPC reduced its cost base by transitioning the majority of the Foothill Ranch, California operations to St. Joseph, Michigan.

SEASONAL TRENDS. IPC does not experience seasonal trends with its publishing customers. IPC's printing business is a predominantly stable business. However, IPC is dependent, somewhat, upon the seasonality of the technology industries. Of the revenue it receives from its technology customers, one half is received during the third and fourth quarters of the year because we believe many PC software and hardware manufacturers aim their product launches for October and November to take advantage of the Christmas buying season.

COMPETITION. There are many large and small competitors offering the same products and services as IPC, in all of its markets. With the investment in a new 10-unit web press in 2000, IPC has increased its offering of four-color printing while operating more efficiently. In the original equipment manufacturers and software market, the competition is more concentrated and much of the business is being impacted by the trend to reduce the amount of printed documentation that ships with the products and to deliver the software electronically, rather than using discs. IPC has introduced, and will continue to develop, other revenue streams with the objective of compensating for this trend.

While the loss of a single customer would not have a material adverse effect on the Company, IPC derives forty-two percent of its revenues from three major customers and the loss of one or more of these customers would have a material adverse effect on IPC's results of operations.

RAW MATERIALS. IPC uses paper, ink, and polycarbonate plastic in its production processes, all of which are readily available.

ADD, INC.

Add, Inc. began publishing and printing in Waupaca, Wisconsin in 1972, and in 1981 the Company purchased a majority interest in Add, Inc. The Company obtained complete ownership of Add, Inc. in 1986. Add, Inc. owns and operates more than one hundred publications and seven printing plants. Add, Inc. derives its revenues from advertising, circulation, and commercial printing.

Add, Inc. publishes forty-four shoppers with a combined circulation of more than 870,000 households each week. Shoppers are free publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements from local and national businesses. A few of Add, Inc.'s shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. These shoppers are delivered to various communities in Massachusetts, New York, Ohio, Vermont, and Wisconsin.

Add, Inc. also publishes forty-seven community newspapers, with a combined circulation of more than 300,000 weekly. Add, Inc.'s community newspapers focus on local news and events that are of interest to the local residents. In some markets, Add, Inc.'s community newspapers are the only source of local news. These local newspapers serve communities in Connecticut, Florida, Vermont, and Wisconsin. Over the last few years, Add, Inc. has acquired or started several niche publications. Niche publications are different from shoppers and community newspapers in that they are product or industry specific; therefore, they appeal to a very specific advertiser and reader. A few examples of the niche products are automotive and boating focused publications. Add, Inc. provides niche publications in Florida, Louisiana, and Wisconsin.

Add, Inc.'s business model involves "clustering" or grouping like publications around a central printing facility in order to achieve efficiencies and enable combination selling within these publications. Publications that cannot meet Add, Inc.'s strategic goals will be divested. During 2001, Add, Inc. discontinued operating three publications in Florida and in early 2002, seven weekly newspapers were discontinued in the Fox Valley region of Wisconsin.

In 2002, Add, Inc. will install a new press at its printing plant in Louisiana. Add, Inc. expects the new press to bring greater printing efficiencies and better print quality to its publications as well as new advertising opportunities for its customers.

SEASONAL TRENDS. Seasonal revenue fluctuations are common in the newspaper industry and are primarily due to fluctuations in advertising expenditures by retailers. Add, Inc.'s strongest periods of the year are a result of increased advertising activity during the spring for Easter and Mother's Day; late summer, just prior to students returning to school; and during the Thanksgiving and Christmas periods. The overall level of advertising is dependent upon the general health of the economy.

COMPETITION. The factors affecting advertising and circulation competition in the markets Add, Inc. serves include the quality of the products offered, customer service, competitive pricing versus other publications, editorial and local news content, and proven readership of the publication's classifieds. Add, Inc.'s competitors include other newspapers, television and radio stations, direct mail and the Internet.

RAW MATERIALS. Newsprint is the main material used in Add, Inc.'s production processes and it has purchase contracts, which run through 2006, with two suppliers that provide for approximately one half of its estimated newsprint requirements. According to the contract, Add, Inc. will pay market price for quantities it determines will meet its requirements. The other half could come from these suppliers or from other suppliers in the spot market. Price fluctuations for newsprint can have a significant effect on Add, Inc.'s results of operations. The average net price per ton equaled $615 in 2001 compared to an average net price per ton of $570 in 2000. The total price for newsprint increased $0.5 million during 2001; however, the overall cost of newsprint decreased $1.3 million versus 2000 due to a reduction of $1.8 million in consumption costs. Add, Inc.'s newsprint consumption decreased to 21,316 metric tons in 2001 from 23,614 metric tons in 2000. The decline is a result of a decrease in volume in Connecticut and Ohio and the outsourcing of publication printing in Florida. Add, Inc. attempts to leverage its purchasing power from all of its plants to obtain the best price possible for non-newsprint supplies, such as camera room and pressroom materials. The Company anticipates that the supply of newsprint and other raw materials will adequately meet Add, Inc.'s needs in 2002.

NORTHSTAR PRINT GROUP

In 1966, the Company acquired the Gugler Lithographic Co. which was founded in Milwaukee in 1878. Gugler has evolved into what is known today as NorthStar Print Group, Inc. (NorthStar). NorthStar produces premium rotogravure and pressure sensitive labels on various substrates for consumer goods and industrial manufacturers (including in-mold labels).

Due to industry consolidations of printers and converters, 2001 was the first full year that NorthStar began operating its two label operations as a single consolidated unit. This restructuring has given NorthStar a competitive advantage as many of its large consumer product customers have also consolidated through acquisition and have moved towards single-supply source programs.

In March 2001, the Company completed the sale of certain of the assets of the Milwaukee operations of NorthStar. This business was engaged in the printing of point-of-purchase materials and out-of-home media.

NorthStar provides Miller Brewing Company with all of its labels for beer bottles under an agreement that expires in December 2005. This accounts for about fifty percent of NorthStar's revenue. The loss of this customer would not negatively affect the results of operations of the Company, but would materially affect NorthStar's results of operations.

PRIMENET MARKETING SERVICES

The Company acquired PrimeNet DataSystems in St. Paul, Minnesota in 1994 and MegaDirect in Clearwater, Florida in 1995. Today, these businesses are collectively known as PrimeNet Marketing Services, Inc. (PrimeNet). In 2001, PrimeNet assumed operational support responsibilities for a direct mail facility in Milwaukee, Wisconsin. The St. Paul division is engaged in the business of providing marketing database services, consultative marketing solutions, data production services, customized laser printing, direct mail production and fulfillment services. The Clearwater division is a direct mail operation offering customers design services, offset and laser printing, direct mail production, processing and fulfillment. The Milwaukee facility is a direct mail operation providing direct mail and fulfillment services mainly to the advertising customers of Journal Sentinel.

SEASONAL/CYCLICAL TRENDS. PrimeNet's Clearwater division can be impacted by trends in the automobile industry and all of PrimeNet's operations experience slow downs during the summer months as these are traditionally slower periods for direct mail. Like other companies that derive revenue from advertising, the overall health of the economy effects PrimeNet's operations. In 2001, PrimeNet's results of operations were negatively impacted from market and competitive pressures due to postal rate increases and bioterrorism fears which followed the September 11 terrorist attacks.

COMPETITION. PrimeNet competes for advertising dollars with other direct mail firms, newspapers, television and radio broadcasting, and the Internet. PrimeNet also competes with telemarketers. PrimeNet services all types of markets whereby direct mail is a desirable communication tool for advertisers to solicit new customers or to communicate with existing customers.

COMPLIANCE WITH ENVIRONMENTAL LAWS

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

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had approximately 4,600 full-time and 2,000 part-time employees compared to approximately 5,100 full-time and 2,200 part-time employees at December 31, 2000. The decrease in the number of employees is a result of voluntary and involuntary workforce reduction programs, business divestitures, and attrition. Currently, there are fourteen bargaining units representing approximately 900 full and part-time employees, or fourteen percent of the total number of employees.

                               ITEM 2. PROPERTIES

The Company, whose headquarters are located in Milwaukee, Wisconsin, believes all of its properties are well maintained, are in good condition, and suitable for its present operations. There are no material encumbrances on any of the Company's properties or equipment. Principal properties operated by the Company and its subsidiaries as of December 31, 2001 are:

-------------------------   -------------------   ------------   --------------
         Segment                 Location           How Held     Square Footage
-------------------------   -------------------   ------------   --------------

Journal Sentinel
-------------------------   -------------------   ------------   --------------
Headquarters Office/Plant   Milwaukee, WI         Owned              484,500
-------------------------   -------------------   ------------   --------------
Garage                      Milwaukee, WI         Owned               67,500
-------------------------   -------------------   ------------   --------------
Distribution Centers        Throughout WI         Owned/Leased       295,900
-------------------------   -------------------   ------------   --------------
Inserting Plant             Milwaukee, WI         Leased              85,200
-------------------------   -------------------   ------------   --------------
Production Facility         West Milwaukee, WI    Owned/Leased       448,750
-------------------------   -------------------   ------------   --------------

-------------------------   -------------------   ------------   --------------
         Segment                 Location           How Held     Square Footage
-------------------------   -------------------   ------------   --------------

Journal Broadcast Group
-------------------------   -------------------   ------------   --------------
Headquarters Office         Milwaukee, WI         Owned              101,500
 and Studios
-------------------------   -------------------   ------------   --------------
Office and Studios          Las Vegas, NV         Owned               20,300
-------------------------   -------------------   ------------   --------------
Office and Studios          Lansing, MI           Leased              13,200
-------------------------   -------------------   ------------   --------------
Office and Studios          Palm Springs, CA      Owned               19,100
-------------------------   -------------------   ------------   --------------
Office and Studios          Omaha, NE             Leased              24,700
-------------------------   -------------------   ------------   --------------
Office/Studios/             Tucson, AZ            Owned/Leased         9,800
Transmitter sites
-------------------------   -------------------   ------------   --------------
Office and Studios          Boise, ID             Owned/Leased        39,700
-------------------------   -------------------   ------------   --------------
Office and Studios          Knoxville, TN         Owned               31,400
-------------------------   -------------------   ------------   --------------
Offices and Studios         Wichita, KS           Owned/Leased        26,000
                                                                  (4,700 sq ft.
                                                                   not in use)
-------------------------   -------------------   ------------   --------------
Office and Studios          Springfield, MO       Leased               9,000
-------------------------   -------------------   ------------   --------------
Office and Studios          Tulsa, OK             Leased              20,000
-------------------------   -------------------   ------------   --------------

Norlight Telecommunications
-------------------------   -------------------   ------------   --------------
Headquarters and            Brookfield, WI        Leased             50,700
 Sales Office
-------------------------   -------------------   ------------   --------------
Office/Satellite antennae   Skokie, IL            Leased              6,100
-------------------------   -------------------   ------------   --------------
Office                      Buffalo Grove, IL     Leased              2,700
-------------------------   -------------------   ------------   --------------
Offices                     Green Bay, Madison,   Owned/Leased        9,300
                            and Afton, WI
-------------------------   -------------------   ------------   --------------
Offices                     St. Paul, Duluth,     Owned/Leased        5,300
                            and Arden Hills, MN
-------------------------   -------------------   ------------   --------------
Offices                     Grand Rapids and      Leased              3,800
                            Lansing, MI
-------------------------   -------------------   ------------   --------------
Office                      Indianapolis, IN      Leased              2,500
-------------------------   -------------------   ------------   --------------

IPC Communication Services
-------------------------   -------------------   ------------   --------------
Headquarters Office/        St. Joseph, MI        Leased             321,000
 Plant/Warehouse
-------------------------   -------------------   ------------   --------------
Office/Plant/Warehouse      Foothill Ranch, CA    Leased             201,000
                                                                    (148,700
                                                                 sq. ft. unused)
-------------------------   -------------------   ------------   --------------
Offices/Plants/Warehouses   Fremont and           Leased             621,100
                            San Jose, CA                          (entire space
                                                                    is sublet)
-------------------------   -------------------   ------------   --------------
Office/Warehouse            Austin, TX            Leased              10,600
-------------------------   -------------------   ------------   --------------
Office/Warehouse            Lebanon, TN           Leased              11,200
-------------------------   -------------------   ------------   --------------

-------------------------   -------------------   ------------   --------------
         Segment                 Location           How Held     Square Footage
-------------------------   -------------------   ------------   --------------
Office                      Balentine, CA         Leased                 300
-------------------------   -------------------   ------------   --------------
Offices/Plant               Lille and             Leased              71,600
                            Grenoble, France
-------------------------   -------------------   ------------   --------------
Office/Plant/Warehouse      Dublin, Ireland       Leased              26,400
-------------------------   -------------------   ------------   --------------

Add, Inc.
-------------------------   -------------------   ------------   --------------
Headquarters Office/        Waupaca, WI           Owned               58,000
 and Plant
-------------------------   -------------------   ------------   --------------

-------------------------   -------------------   ------------   --------------
         Segment                 Location           How Held     Square Footage
-------------------------   -------------------   ------------   --------------

Add, Inc. - continued
-------------------------   -------------------   ------------   --------------
Offices/Plants              WI, OH, FL, LA, VT,   Owned/Leased       371,100
                            CT, NY, MA
-------------------------   -------------------   ------------   --------------

NorthStar Print Group
-------------------------   -------------------   ------------   --------------
Headquarters                Watertown, WI         Owned/Leased        74,500
Office/Plant/Warehouse
-------------------------   -------------------   ------------   --------------
Office/Plant                Norway, MI            Owned              108,000
-------------------------   -------------------   ------------   --------------
Offices/Plants              Green Bay and         Owned              168,000
                            Brown Deer, WI                          (128,400
                                                                 sq. ft. unused)
-------------------------   -------------------   ------------   --------------

PrimeNet Marketing Services
-------------------------   -------------------   ------------   --------------
Headquarters Office/Plant   St. Paul, MN          Leased              87,200
-------------------------   -------------------   ------------   --------------
Office/Plant                Clearwater, FL        Leased              32,000
-------------------------   -------------------   ------------   --------------
Office/Plant/Warehouse      Milwaukee, WI         Leased              22,900
-------------------------   -------------------   ------------   --------------



                            ITEM 3. LEGAL PROCEEDINGS

See Note 7 in the Company's "Notes to Consolidated Financial Statements " in the Company's Annual Report on page 28, which is incorporated herein by reference.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                    ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Information with respect to the executive officers of the Company, as of March 6, 2002, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since 1997. Each officer listed below will hold office until the next annual meeting of the Board of Directors, which will be held immediately following the annual meeting of shareholders on June 4, 2002. For information on the directors of the Company, see Item 10. "Directors and Executive Officers of the Registrant."

STEVEN J. SMITH (51)
Chairman of the Board of Directors of the Company since December 1998 and Chief Executive Officer since March 1998; President of the Company from September 1992 to December 1998; Director of the Company since 1987.

DOUGLAS G. KIEL (53)
President of the Company since December 1998; Chief Executive Officer of Journal Broadcast Group* since December 2001; Executive Vice President of the Company between June 1997 and December 1998; President of Journal Broadcast Group* from June 1992 to December 1998; Director of the Company since 1991.

PAUL M. BONAIUTO (51)
Executive Vice President of the Company since June 1997 and Chief Financial Officer since January 1996; Senior Vice President between March 1996 and June 1997; Director of the Company since June 1993.

TODD K. ADAMS (43)
Director and Vice President of the Company since June 1996; Senior Vice President and Chief Financial Officer of Journal Sentinel* since June 1993.

ANNE M. BAUER (37)
Vice President and Corporate Controller of the Company since June 2000; Corporate Controller from January 1999 to June 2000; Assistant Corporate Controller from January 1995 to January 1999.

JAMES J. DITTER (40)
Director and Vice President of the Company since September 1995 and President of Norlight Telecommunications* since September 1995.

ROBERT M. DYE (54)
Director of the Company since March 6, 1990; Vice President of Corporate Affairs for the Company since June 2000; Vice President of Corporate Communications for the Company from March 1990 to June 2000.

CARL D. GARDNER (45)
Director of the Company since June 1999; Vice President of the Company since March 1999; President-Radio, Journal Broadcast Group* since December 1998; Executive Vice President - Radio, Journal Broadcast Group* from July 1997 to December 1998; Executive Vice President - Radio and General Manager, WTMJ-AM and WKTI-FM, Journal Broadcast Group* from January 1995 to July 1997; Vice President and General Manager, WTMJ-AM and WKTI-FM, Journal Broadcast Group* from August 1991 to January 1995.

RICHARD J. GASPER (58)
Director and Vice President of the Company since June 1996 and President of NorthStar Print Group* since January 1996.

DANIEL L. HARMSEN (46)
Vice President of Human Resources for the Company since March 1996.

STEPHEN O. HUHTA (46)
Director and Vice President of the Company since June 1993; President of Add, Inc.* since August 1996.

MARK J. KEEFE (42)
Director and Vice President of the Company since March 1996 and President of PrimeNet Marketing Services* since October 1995.

KENNETH J. KOZMINSKI (36)
Director and Vice President of the Company since December 1999; President of IPC Communication Services* since July 1999; Vice President and General Manager of Eastern Region-IPC Communication Services* from July 1998 to July 1999; Vice President of Operations of IPC Communication Services* from May 1998 to July 1998; General Manager of IPC Communication Services Europe, a subsidiary of IPC Communication Services* from February 1997 to May 1998; Director of Print Operations of IPC Communication Services* from February 1995 to February 1997.

PAUL E. KRITZER (59)
Vice President and General Counsel-Media for the Company since July 2001; Vice President-Legal from June 1990 to July 2001; Secretary of the Company since September 1992 and Director of the Company since June 1990.

MARY HILL LEAHY (47)
Vice President and General Counsel-Business Services for the Company since July 2001; General Counsel Americas, GE Medical Systems from January 1999 to July 2001; Counsel for Products and Distribution, GE Medical Systems from June 1997 to January 1999; Consulting Attorney for Miller Brewing Company from 1995 to 1997.

JAMES P. PRATHER (44)
Director of Journal Communications, Inc. since June 1999; Vice President of the Company since March 1999; President-Television, Journal Broadcast Group* since December 1998; Executive Vice President-Television, Journal Broadcast Group* from December 1997 to December 1998; General Manager of WTMJ-TV from 1995 to the present.

KEITH K. SPORE (59)
Director and Senior Vice President of the Company and President of Journal Sentinel* since September 1995; Publisher of The Milwaukee Journal Sentinel since June 1996.

MARY ALICE TIERNEY (51)
Vice President of Corporate Communications for the Company since June 2000; Communications and Corporate Affairs Manager from August 1999 to June 2000; Corporate Affairs Manager from March 1999 to August 1999; Vice President of Communications and Community Affairs for Journal Broadcast Group Inc* from June 1994 to August 1999.

KAREN O. TRICKLE (45)
Director of the Company since June 1999; Vice President of the Company since March 1999; Treasurer of the Company since December 1996 after joining the Company in September 1996.

-----------------------------------------
*A subsidiary of the Company

There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the Board of Directors held after each annual meeting of the shareholders. There is no arrangement or understanding between any executive officer and any other person pursuant to which he was elected as an officer.

                                     PART II
                    ITEM 5. MARKET FOR COMPANY'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

The majority of the Company's common stock is owned by a trust (Stock Trust) created under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (the Trust Agreement). Its creation was due to the determination of Harry J. Grant, Chairman of the Company from 1935 to his death in 1963, to offer employees the opportunity to become partners in ownership of the Company. The purpose of the Stock Trust and the Trust Agreement is to enable eligible employees to enjoy a beneficial interest in the shares of the Company's common stock, to vote those shares in certain instances, to take part in the benefits of ownership, such as capital accumulation and discretionary dividends, and to control the transfer of units of beneficial interest outside the Company's active employee group. Employees own units of beneficial interest (units) representing beneficial interests in the Stock Trust. The intent is to promote stability and continuity of management and control of the Company in the interest of the Company, the descendants of Harry J. Grant (Grant family stockholders) and its employee owners (unitholders). Among other consequences of that stability and continuity, the Company remains an independent company, and its media businesses can express independent editorial voices.

A unit is different than a share of common stock offered by publicly traded companies. Units cannot be traded on the open market. In general, a unit only can be sold to another employee or to the Company. A unit does not provide a unitholder with all of the rights typically associated with stock ownership. The Trust Agreement governs all aspects of unitholders' rights and obligations.

In 1937, the stockholders deposited 25% of the Company's outstanding common stock in the Stock Trust for units reflecting beneficial ownership in the 25% of the Company's common stock held by the Stock Trust. The units were then sold to employees. Similar deposits of the Company's common stock and sales of units in subsequent years have increased the number of shares of the Company's common stock deposited in the Stock Trust to 90% of the outstanding common stock, or 25,920,000 shares, and an equal number of units have been issued. There is one share of the Company's common stock in the Stock Trust for every unit issued. Employees take part in the employee ownership program by buying units in the Stock Trust. The Grant family stockholders beneficially own the remaining 10% of the Company's common stock.

The Stock Trust is administered by five trustees who currently are each an officer and a director of the Company. They have no financial interest in the Company's stock owned by the Stock Trust other than through the units that they own individually.

PURCHASES AND SALES OF UNITS

All purchases and sales of units are transacted at the option price set forth in the Trust Agreement, typically the option price in effect at the time of the transaction. The option price is based upon a formula prescribed within the Trust Agreement. The formula uses the Company's book value and the past five year's net income as factors in calculating the option price. An option price is calculated approximately every four weeks.

After a 90-day waiting period, full-time employees of the Company and its subsidiaries are eligible to take part in the employee-ownership program. Part-time employees are eligible to buy units if they have 1,000 or more hours of service during each of the two then most recent calendar years. As the Company adds new operations and companies, their employees become eligible for employee-ownership under these rules. The Company and the Grant family stockholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by the Company or its subsidiaries or established by employees to provide retirement benefits and certain other trusts for the benefit of individual beneficiaries or charities are eligible to own units.

The Company has offered units to eligible employees on a rotation basis. A rotation schedule determines the time the Company will make the offering to the group to which each employee has been assigned for purposes of the employee-ownership rotation. Most often, the Company assigns all the employees of a given business unit to the same group, which only includes employees from that business unit. However, in some cases, the Company may divide the employees of a business unit into two or more groups for rotation purposes. The frequency of the rotation and the number of units offered to employees depends on the number of units that the Company has, or anticipates having, available to sell and the number of units that the Company desires to sell because the Company may choose to retain rather than sell units. In addition to offering units to employees on a rotation basis, the Company may allow participants in some incentive plans to use all or a portion of a cash incentive award to purchase units. For this purpose, units have been valued at the formula option price then in effect. Units that participants acquire in this manner are subject to all terms, conditions, restrictions and rights of units and unitholders.

All units are subject to mandatory offers to sell upon termination of employment and to restrictions on their resale. In general, the Trust Agreement requires that an employee must offer to sell his or her units when he or she retires or otherwise terminates employment and that employees sell units only to certain classes of eligible purchasers. For this purpose, termination occurs when one ceases to be an employee of the Company or its subsidiaries. Employees that retire, as defined by the Journal Communications, Inc. Employees' Pension Plan, may hold a pro rata share of their units for up to ten years after their retirement from the Company. In such circumstances, the cumulative number of units that a retired employee must offer to sell increases in equal increments of ten percent each year for ten years beginning on the first anniversary of the employee's retirement. Employees that are terminated because of downsizing, restructuring, reorganization, job elimination, divestiture, outsourcing or similar event in each case that results in the termination of a sufficient number of employees (as determined by the trustees at their sole discretion) may hold a pro rata portion of units for a period of up to five years after such termination, depending on the number of years the employee has owned units. Employees that terminate their employment for reasons other than retirement or for downsizing, restructuring, etc. are required to offer to sell all of their units immediately.

The Trust Agreement provides that, when a unitholder offers to sell units, certain persons may have the option to purchase the units at the formula option price in accordance with procedures and time periods that the Trust Agreement prescribes. Persons who may have the option to purchase units include employees designated by the President of the Company or the Board of Directors, the Grant family stockholders and the Company. Where the Trust Agreement requires a unitholder to offer to sell units, the Company's option to purchase the units extends for five years. While it is not obligated to do so, recent practice has been that the Company elects to immediately purchase units offered for sale, and the Company then resells the units to other employees as described above.

On March 6, 2002, the holders of beneficially owned shares included the following:

-----------------------------------    ------------------    -----------------
                                             Shares          Percent of Common
             Holders                   Beneficially Owned    Stock Outstanding
-----------------------------------    ------------------    -----------------
Active employees                           16,301,986              56.6%
-----------------------------------    ------------------    -----------------
Former employees                            7,293,053              25.3
-----------------------------------    ------------------    -----------------
Treasury (the Company)                      2,324,961               8.1
-----------------------------------    ------------------    -----------------
Matex, Inc.*                                2,640,000               9.2
-----------------------------------    ------------------    -----------------
Abert Family Journal Stock Trust *            240,000               0.8
-----------------------------------    ------------------    -----------------
* The Grant family stockholders

Former employees include retirees and separated employees with extended sell-back terms. Of the number of units held by active and former employees, 1,462,324 units were held, as of March 6, 2002, by personal trusts and foundations.

Though it is not obligated to do so, the Company currently anticipates that it will continue to pay comparable cash dividends at levels similar to the recent past. The Company's option price and dividend history (adjusted for stock splits) for the past decade are presented in the following table:

                                             Amended
               Beginning  Ending  Original   Formula   Total              Total
                Option    Option  Formula      Inc/    Price      Cash    Annual
Year  Quarter    Price    Price   Inc/(Dec)   (Dec)   Increase  Dividend  Return
----  -------  ---------  ------  ---------  -------  --------  --------  ------

2001    4th     $37.68    $38.14   $(0.08)   $ 0.54    $ 0.46    $ 0.30    13.7%
        3rd      36.56     37.68     0.23      0.89      1.12      0.35
        2nd      35.03     36.56     0.66      0.87      1.53      0.35
        1st      34.74     35.03    (0.19)     0.48      0.29      0.35

2000    4th      33.22     34.74     0.68      0.84      1.52      0.35    20.5
        3rd      32.08     33.22     0.30      0.84      1.14      0.35
        2nd      30.84     32.08     0.52      0.72      1.24      0.35
        1st      29.94     30.84     0.28      0.62      0.90      0.30

1999             25.48     29.94     1.80      2.66      4.46      1.14    22.0
1998             21.69     25.48     1.51      2.28      3.79      1.10    22.5
1997             18.58     21.69     1.15      1.96      3.11      1.10    22.7
1996             18.12     18.58        -         -      0.46      1.10     8.6
1995             17.70     18.12        -         -      0.42      1.05     8.3
1994             17.32     17.70        -         -      0.38      0.95     7.7
1993             16.80     17.32        -         -      0.52      0.90     8.5
1992             16.30     16.80        -         -      0.50      0.90     8.6

In 1996, the trustees, stockholders and active-unitholders of the Company adopted an amendment to the Trust Agreement to change the option price formula (the amendment) used to calculate the price of units. A multiplier is applied to the Company's original option price formula. The multiplier was progressively phased in over five years, beginning with the first accounting period in 1997 and ending with the last accounting period in 2001. A multiplier of 1.5 has become a permanent component of the option price formula.

STOCK TRUST AMENDMENTS AND TERMINATION

From time to time the Stock Trust holds meetings of its unitholders to vote with respect to proposed amendments to the Trust Agreement. In addition, there must be a meeting of unitholders prior to terminating the Trust Agreement. Each active employee unitholder and certain employee benefit trusts may vote the number of units the unitholder owns. Unitholders may vote by proxy at these meetings. The Trust Agreement may only be amended or terminated if all of the following vote to amend or terminate it: two-thirds of the outstanding units that active employees and certain employee benefit trusts established by employees hold; all of the trustees; and 80% of the shares of the Company's common stock that the Grant family stockholders hold. The Company does not vote at meetings of unitholders, and its approval is not required to amend or terminate the Trust Agreement. Under the Trust Agreement, it would be very difficult, if not impossible, for the trustees to sell or otherwise permanently dispose of any shares of the Company's common stock that the Stock Trust holds. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of their units, then their units will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and the Grant family stockholders. If any units remain unsold, first the nonconsenting eligibles and then the Grant family stockholders have a second opportunity to purchase. Finally, if any units still remain, then the Company may purchase them. All of these purchases would be made at the formula option price as set forth in the Trust Agreement.

If the Company liquidates or dissolves, then the Stock Trust, as holder of the Company's common stock, is entitled to a pro rata share of the assets available for distribution on the Company's common stock. In addition, if the Company liquidates or dissolves or if the Stock Trust terminates as a result of a sale or other disposition of all or any part of the Company's common stock that the Stock Trust holds, then the unitholders will receive a pro rata distribution of the assets of the Stock Trust (or of the proceeds of any partial disposition), less any amounts withheld for taxes, expenses and other charges.

                         ITEM 6. SELECTED FINANCIAL DATA

Selected financial data of the Company is presented in the Company's Annual Report on pages 12 and 13 (included in Exhibit 13), and is incorporated herein by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

COMPARE 2001 WITH 2000

CONSOLIDATED
Revenue was $824.8 million in 2001 compared with $839.4 million in 2000, a 1.7% decrease. Earnings before income taxes decreased $26.8 million to $83.1 million in 2001 compared with $109.9 million in 2000. The Company believes that the recession, which began in March 2001, has had a significant adverse impact on its advertising related businesses. This extremely difficult economic climate was further exacerbated by the difficulties relating to the September 11 terrorist attacks and has resulted in a disappointing year for many of our businesses.

JOURNAL SENTINEL
Total revenue of $218.8 million declined $18.2 million or 7.7% from $237.0 million in 2000. The majority of the reduction in revenue is attributed to a decline in employment advertising. Earnings before taxes in 2001 of $23.3 million declined $15.0 million, or 39.2% from 2000. Cost reductions in virtually all areas of the newspaper operations did not offset the loss in employment advertising revenue. A total of $3.3 million in voluntary and involuntary workforce reduction programs were recorded in 2001. This charge consisted of termination benefits to be paid to approximately 130 employees.

Advertising revenue totaling $166.3 million was a $17.5 million decrease from 2000. Classified advertising of $67.9 million and $85.4 million in 2001 and 2000, respectively, accounted for the entire decrease. Employment classified advertising decreased by $18.6 million or 36.0% from 2000. The Company believes the downward trend of classified advertising revenue will continue in 2002, but is not expected to be as dramatic as in 2001. Increases in other revenue categories such as retail preprints, event marketing, solo mail and JS Online, the online version of the Milwaukee Journal Sentinel, were virtually offset by decreases in retail and general ROP (run-of-press) and general preprints. Run-of press refers to advertisements that are published in all editions of a particular day's newspaper.

Circulation revenue of $48.1 million in 2001 was essentially flat when compared to $48.3 million in 2000. Average year-to-date net paid circulation in 2001 for both the daily and Sunday newspaper decreased 7.4% and 1.6%, respectively, from 2000. Late in 2001, the Company decided to eliminate the out-state home delivery circulation. This decision is expected to reduce daily and Sunday net-paid circulation by 3.7% and 2.5%; however, there should be positive pretax earnings implications.

The total cost of newsprint declined in 2001 compared to 2000. A reduction in consumption more than offset the higher price per tonnage in 2001. The Company expects the price per tonnage of newsprint to decline in 2002.

Progress on the new production facility is on time and virtually on budget. The building that will house the KBA Commander presses and the GMA inserting equipment was completed in December 2001. Press installation, which is nearly a yearlong process, will begin in early 2002 as the presses begin to arrive from Germany. The Company expects the facility to be fully operational by early 2003.

JOURNAL BROADCAST GROUP
Journal Broadcast Group consists of five television stations, thirty-six radio stations and one low-power television station. Revenue was $134.8 million in 2001 compared with $149.9 million in 2000, a decrease of 10.1% or $15.1 million. Earnings before taxes of $15.5 million in 2001 decreased by $15.0 million from 2000 results. On December 31, 2001, the Company acquired the business and certain of the assets of a television station, KIVI-TV in Boise, Idaho, and a low-power television station, KSAW-LP in Twin Falls, Idaho, for approximately $22.1 million. The Company began operating the new stations on January 1, 2002.

Revenue from the television stations was $60.9 million, a 20.3% decrease from 2000 revenue of $76.4 million. Pretax earnings of $9.6 million in 2001 compared to $25.4 million in 2000. The economic downturn and the uninterrupted news coverage following the tragic events of September 11 directly impacted both advertising revenue and pretax earnings for the television stations. In addition, 2001 did not have the benefit of political and issue advertising of $6.4 million and Olympics advertising revenue of $2.9 million that occurred in 2000. Revenue and earnings at the television station in Las Vegas, KTNV-TV, an ABC affiliate, was also negatively impacted by a decline in ratings. Nationally, ABC primetime household ratings were down 26% from the prior year and KTNV-TV had ratings declines in each of its local newscasts.

In Milwaukee, WTMJ-TV, ratings finished the year No. 1 in its target demographics for the 5 p.m., 6 p.m. and 10 p.m. newscasts. Strong ratings performance was also achieved at KMIR-TV in Palm Springs. KMIR-TV moved into No. 1 ranking in its target demographics in every newscast and finished first in all key syndicated programming.

Revenue from the radio operations was $73.9 million in 2001, a slight increase over 2000 revenue of $73.5 million. The stations in Milwaukee, Tucson, Boise and Knoxville all contributed to the revenue growth. Although the radio operations experienced only a modest increase in revenues, they successfully grew pretax earnings by 18%, or $5.9 million, compared to $5.0 million in 2000. The increase in earnings was primarily a result of improved operating efficiencies and tight cost control initiatives at each location. These initiatives resulted in a decrease in payroll costs and other selling expenses of over $1.0 million.

NORLIGHT TELECOMMUNICATIONS
Norlight recorded revenue and pretax earnings of $152.0 million and $48.0 million in 2001. This represents a 20.1% increase from 2000 revenue and a 19.7% increase from 2000 pretax earnings. While Norlight recorded significant growth in 2001, these results were impacted by the general economic slowdown and, more specifically, the telecommunications industry contraction. Both a reduction in new sales opportunities and significant price reductions for existing and renewal customer contracts occurred in 2001. Bad debt expense increased nearly $1.0 million in 2001 over 2000. This is a direct result of customer business failures and contractions within Norlight's existing and targeted customer base. The Company believes that the poor economic health of the telecommunications industry could result in a slower pace of revenue growth and decreased earnings growth trends in 2002.

Operationally, Norlight successfully opened a business office in Indianapolis to support the growth opportunities that network expansion into the state of Indiana provides. In addition, several capital investment initiatives were completed in 2001. These included the purchase and implementation of the Cisco ATM platform and dense wave division multiplexing transport technology within segments of the legacy network. These efforts provided the expansion in network capacity that was necessary to support the growth in Norlight's revenues.

IPC COMMUNICATION SERVICES
IPC Communication Services had revenue of $126.2 million in 2001 compared with $123.2 million in 2000, an increase of $3.0 million. In 2001, IPC reported a pretax loss of $1.7 million, compared to pretax earnings of $4.8 million in 2000. Included in the pretax loss for 2001 are $2.3 million of consolidation and asset impairment costs associated with transitioning the Eastern and Western Regions into one operational unit called U.S. Operations. IPC's foreign operations recorded a pretax loss of $3.4 million in 2001, compared to pretax earnings of $1.0 million in 2000. During 2001, IPC attempted to capitalize on a promising customer opportunity and started a small operation in Ireland. This opportunity did not prove to be successful and management responded quickly by closing its operations in Ireland, and recorded $0.7 million in shutdown costs.

ADD, INC.
Add, Inc. had revenue of $106.3 million in 2001 compared to $112.7 million in 2000, a $6.4 million decrease. Revenue decreases are attributed to the slowdown in employment and automotive related advertising, the shutdown of unprofitable publications in 2001 and declines in printing revenue. Add, Inc. did experience revenue growth in the Vermont and Florida regions, as well as in the Ohio and Waupaca, Wisconsin, printing plants. Pretax earnings increased $1.1 million to $0.4 million in 2001, compared to a pretax loss of $0.7 million in 2000. Pretax earnings increases are a result of corporate-wide efforts to significantly reduce expenses and gain operational efficiencies. Add, Inc. recorded $0.2 million in termination costs paid to approximately 60 employees.

In January 2002, Add, Inc. announced the closing of the Fox Cities Newspapers (Newspapers) in Wisconsin. The costs of shutdown are unknown at this time; however, they are not expected to be material. In 2001, the Newspapers recorded $3.7 million in revenue and a pretax loss of $1.2 million. The Company did not expect this group of Newspapers to become profitable in the foreseeable future.

NORTHSTAR PRINT GROUP
Revenue at NorthStar Print Group was $55.6 million compared to $59.6 million in 2000, a decrease of $4.0 million. A pretax loss of $0.5 million in 2001 compared to a pretax loss of $0.9 million in 2000. On March 2, 2001, certain assets of the display division in Milwaukee, Wisconsin, were sold. The Company's earnings were negatively impacted by the recording of $1.1 million in costs related to the sale. Revenue from the remaining label division of $51.6 million increased $10.3 million compared to 2000. Pretax earnings from the remaining label division were $1.5 million in 2001 compared to a pretax loss of $0.7 million in 2000.

PRIMENET MARKETING SERVICES
Revenue at PrimeNet Marketing Services grew to $35.9 million in 2001 compared with $34.4 million in 2000. PrimeNet mailed about 215 million pieces of mail in 2001, which was another record year. A pretax loss of $1.2 million was recorded in 2001 compared to pretax earnings of $0.1 million in 2000. The decline in earnings is largely attributed to the impact of market and competitive pressures from the slowing economy, the postal rate increases and the anthrax scares following the September 11 terrorist attacks. The postal rate increases and the anthrax scare both resulted in advertisers deciding to use other media to reach their targeted audiences. The Company believes these events will not significantly impact long-term prospects for revenue and earnings growth.

OTHER INCOME AND EXPENSE
Dividend and interest income in 2001 was $1.7 million, an increase from $1.4 million in 2000. The Company invests excess cash in cash equivalents such as commercial paper and money market investments. Interest expense of $0.4 million in 2001 was virtually even with 2000. During 2001, the Company carried a modest amount of debt through the first quarter of the year and did not have borrowings on its line of credit until the last day of the year, at which time it borrowed $4.4 million. On December 31, 2001, the Company completed the acquisition of a television station and a low-power television station in Idaho for approximately $22.1 million. In 2000, the Company carried a modest amount of debt throughout the entire year.

Net Earnings
Net earnings for 2001 were $47.8 million or $1.70 per share compared with net earnings of $66.4 million or $2.45 per share in 2000.


COMPARE 2000 WITH 1999

CONSOLIDATED
Revenue was $839.4 million in 2000 compared with $775.2 million in 1999, an 8.3% increase. Earnings before income taxes decreased $5.1 million to $109.9 million in 2000 compared with $115.0 million in 1999. Overall, the slowdown in the national economy affected many of our businesses. In addition, pretax earnings were impacted by an increase in the cost of the Company's pension plans, recording of reserves for litigation and the payment of voluntary termination benefits. The combined impact of these three items was $10.2 million. Without these expenses, earnings before taxes would have increased $5.1 million, or 4.4%.

JOURNAL SENTINEL
Total revenue of $237.0 million declined $0.2 million or 0.1% from $237.2 million in 1999. The reduction in revenue from the closing of two major retailers in the Milwaukee area and advertising reductions by some key retail accounts was partially offset by approximately $2.0 million of additional revenue due to an extra Sunday newspaper in 2000.

Advertising revenue was $183.8 million in 2000 compared to $183.6 million in 1999. Increases in retail preprints, general advertising, direct and solo mail and JSOnline were offset by declines in classified and retail ROP (run-of-press). Run-of press refers to advertisements that are published in all editions of a particular day's newspaper. Classified advertising, the largest advertising category, was $85.4 million in 2000 compared with $86.6 million in 1999.

Revenue from circulation was $48.3 million in 2000 compared with $48.8 million in 1999. Average year-to-date net paid circulation for both the daily and the Sunday newspaper has decreased 3.2% and 1.4% in 2000 from 1999, respectively.

Earnings before taxes in 2000 were $38.4 million, a decrease of $4.7 million from 1999. The increase in total newsprint costs, payroll and employee benefits combined with the recording of $2.1 million in voluntary termination benefits have more than offset the earnings from the additional Sunday newspaper. Most of the workforce cutbacks are in production areas to give improved efficiencies, particularly in the preparation for the moving of production of the newspaper into a new facility.

JOURNAL BROADCAST GROUP
Journal Broadcast Group revenue was $149.9 million in 2000 compared with $130.9 million in 1999, an increase of 14.5% or $19.0 million. Full year results from the Company's 1999 acquisitions of one television station and 13 radio stations account for $11.1 million in revenue growth in 2000. Earnings before taxes of $30.4 million in 2000 increased by $2.6 million over 1999 results. Same station pretax earnings grew by $3.1 million in 2000 over 1999.

Revenue from the television stations was $76.4 million, a 10.1% increase from 1999 revenue of $69.4 million. In 2000, the television stations recorded $6.4 million in political and issue advertising and $2.9 million in Olympic advertising. Advertising market growth in Las Vegas (KTNV) and Palm Springs
(KMIR) was strong in 2000. In addition, KTNV recorded a slight increase in market share. KMIR focused resources on their news products and recorded strong growth in news ratings. Political advertising was particularly strong in Lansing, Michigan (WSYM), where political advertising spending per capita ranked second in the nation. In addition, WSYM was No. 1 in late news ratings growth for all Fox affiliates in the country. In 2000, the Milwaukee (WTMJ) advertising market reported no growth despite political advertising in an election year. Revenue decreased at WTMJ by 2.4% in 2000 from 1999. However, WTMJ recaptured the No. 1 ratings position for the 10 p.m. news.

The four television stations reported earnings before taxes of $25.4 million in 2000 compared with $23.4 million in 1999. All stations except WTMJ had pretax earnings growth in 2000. Overall, all stations have focused on cost containment programs.

Revenue from the radio operations was $73.5 million in 2000, a $12.0 million increase over 1999 revenue of $61.5 million. Excluding revenue from the 13 radio stations acquired in June 1999, same station revenue was $52.7 million in 2000 compared with $47.9 million in 1999, a $4.8 million increase. The stations in Milwaukee, Tucson, Boise and Knoxville all contributed to the same station revenue growth. Pretax earnings were $5.0 million compared with $4.4 million in 1999. Same station earnings were $7.2 million in 2000 compared with $5.6 million in 1999. The year 2000 has been a turnaround year for the radio operations in Boise and Knoxville.

NORLIGHT TELECOMMUNICATIONS
Norlight continued to record strong revenue and pretax earnings growth in 2000. Revenue of $126.6 million in 2000 grew 24.8% or $25.2 million over 1999 revenue of $101.4 million. Pretax earnings were $40.1 million in 2000 compared with $32.5 million in 1999. This is the first year that Norlight surpassed the Journal Sentinel as the Company's top earnings producer. In 2000, capital spending exceeded $28.0 million. Demand for capacity remained strong as the network continued to expand with the completion of the Indiana addition by the second quarter of 2001. In addition to network expansion, Norlight continued to focus on new product development to complement their existing service offerings, improving service delivery and installation and providing outstanding customer service. Outstanding customer service was validated by improved results in customer satisfaction surveys.

IPC COMMUNICATION SERVICES
IPC Communication Services had revenue of $123.2 million in 2000 compared with $111.3 million in 1999, an increase of $11.9 million. In 2000, IPC reported earnings before taxes of $4.8 million, a $0.5 million or 10.3% increase over 1999. A combination of an increase in the cost of materials used in production of $5.3 million and approximately $1.0 million of start-up costs in the Eastern Region on the new M-1000 press offset the earnings growth from revenue increases in 2000. The investment in the M-1000 press was expected to bring in additional revenue and improved production efficiencies in 2001 and beyond.

ADD, INC.
Add, Inc. had revenue of $112.7 million in 2000 compared to $112.2 million in 1999, a $0.5 million increase. Revenue increases were attributed to the full year impact from the 1999 start-up of the Fox Cities Newspapers and the Vermont and Connecticut publishing operations, the printing plants in Trumbull, Connecticut, and Waupaca, Wisconsin, and the 1999 acquisition of the Ponte Vedra Recorder in Florida. These increases were offset by declines at the publishing groups in Wisconsin, Ohio and Louisiana. In addition, Add, Inc. reported revenue of $2.4 million in 1999 from operations that were either sold or shut down during 1999. A pretax loss of $0.7 million was recorded in 2000 compared to pretax earnings of $4.1 million in 1999. Significant causes of the earnings decline were the $1.0 million loss on disposal from the shutdown of the Auto Mart operations in Ohio, start-up costs of $1.0 million from the new press in Waupaca, newsprint cost increases and printing inefficiencies at the Dixie Web print plant.

NORTHSTAR PRINT GROUP
Revenue at NorthStar Print Group was $59.6 million compared to $58.8 million in 1999, an increase of $0.8 million. Revenue from the label division increased $1.8 million while revenue decreased at the display division in Milwaukee. In January 2001, the Company announced its agreement to sell certain of the assets of the display division. The sale was completed on March 2, 2001. A pretax loss of $0.9 million was recorded in 2000 compared with pretax earnings of $0.7 million in 1999.

PRIMENET MARKETING SERVICES
Revenue at PrimeNet Marketing Services grew by 24.3% to $34.4 million in 2000 compared with $27.6 million in 1999. Earnings before taxes were $0.1 million in 2000 compared with a pretax loss of $2.6 million in 1999. PrimeNet mailed about 185 million mailings in 2000, which was a record year. The significant increase in revenue coupled with continued tight cost controls resulted in this turnaround.

OTHER INCOME AND EXPENSE
Dividend and interest income in 2000 was $1.4 million, a decrease from $4.7 million in 1999. The Company invested excess cash in cash equivalents such as commercial paper and money market investments. The decrease in interest income is attributed to the high levels of capital spending in 2000 following a year of $132.6 million in acquisitions. Interest expense of $0.4 million in 2000 was slightly less than the $0.5 million recorded in 1999. During 2000, the Company carried a modest amount of debt throughout the year due to the high levels of capital investment. In 1999, the Company did not have debt borrowings under its line of credit until late in the year after the Company completed two significant acquisitions mid-year.

NET EARNINGS
Net earnings for 2000 were $66.4 million or $2.45 per share, compared with net earnings of $69.4 million or $2.54 per share in 1999.

INCOME TAXES
Income taxes were 42.6% of pretax earnings in 2001 and 39.6% in 2000 and 1999. Changes in the effective tax rate are a result of changes in state income taxes, state net operating losses, foreign income taxes and foreign net operating losses and permanent tax differences. Permanent tax differences exist for goodwill amortization for acquisitions before 1991. The effective tax rate increased primarily due to the reduction of deferred tax assets for state net operating losses and foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations, which is a significant source of the Company's liquidity totaled $119.8 million, $132.2 million and $119.2 million in 2001, 2000 and 1999, respectively.

Principal uses of cash for investing purposes during this period were for property and equipment expenditures. Capital expenditures for property and equipment totaled $90.4 million in 2001, $97.9 million in 2000 and $69.3 million in 1999. Cash used for acquisitions was $22.1 million, $8.0 million and $132.6 million in 2001, 2000 and 1999, respectively. In 2000, cash provided by the redemption of the preferred stock received from the 1995 sale of Perry Printing was $7.1 million.

Cash used in financing activities totaled $13.4 million, $35.2 million and $39.0 million in 2001, 2000 and 1999, respectively. Net short-term borrowings provided $4.4 million of cash in 2001 while $12.1 million was used in 2000 to repay amounts borrowed in 1999. Dividends paid during 2001 were $37.9 million or $1.35 per share, compared with $36.8 million ($1.35 per share) in 2000 and $31.3 million ($1.14 per share) in 1999. In 2001 and 2000, net sales of units of beneficial interest provided cash of $17.5 million and $13.4 million, respectively. In 1999, the net purchases of units of beneficial interest used $19.6 million of cash.

Net working capital at the end of 2001 decreased to a negative $1.2 million from a positive $26.7 million at the end of 2000. Total indebtedness, as of December 31, 2001, made up of the line of credit, the current portion of long-term liabilities and long-term liabilities increased $3.0 million in 2001.

The Company has various unsecured short-term lines of credit with banks to support its cash requirements. At December 31, 2001, the Company had $4.4 million outstanding on a $39.0 million unsecured short-term line of credit. The interest rate at December 31, 2001 on the outstanding balance was 2.28%. The maturity on this line of credit has been extended to May 31, 2002. On January 24, 2002, the Company executed a revolving demand note in an aggregate amount not to exceed $25.0 million. In addition, on February 7, 2002 the Company increased an existing unsecured short-term line of credit from $2.0 million to $15.0 million. The Company is currently negotiating a single-syndicated short-term credit facility.

Since December 31, 2001, the Company has substantially increased its borrowing under the line of credit and has used its additional demand note primarily to purchase units of beneficial interest (units) from employees and retirees of the Company. As of January 25, 2002, the Company purchased approximately 1,460,000 units worth $55.5 million since December 31, 2001. Near the end of December 2001, the Company sent a communication to all active employees and retiree and former employee unitholders explaining two issues that were expected to impact the Company's option price. The Company believes the issues raised in this letter caused many retiree and former employee unitholders to sell their scheduled installment of units for 2002 earlier in the year than required. Also, several active employees decided to sell units.

The Company believes that current cash balances, cash flows from operations and borrowings under bank loan agreements will be adequate to provide for the Company's capital expenditures, cash dividends, purchases of units and working capital requirements for the foreseeable future.

The Company's contractual obligations and commitments are summarized in the table below.

-----------------------------     ----------------------------------------------

                                              Payments Due by Period
                                                ($'s in thousands)
                                  ----------------------------------------------
   Contractual Obligations                   Less than                    After
                                   Total       1 year     1 - 4 years    4 years
-----------------------------     -------    ---------    -----------    -------
Other long-term liabilities       $ 4,830     $ 1,921       $ 2,199      $   710
-----------------------------     -------    ---------    -----------    -------
Operating leases                   60,181      14,622        32,477       13,082
-----------------------------     -------    ---------    -----------    -------
Total contractual obligations     $65,011     $16,543       $34,676      $13,792
-----------------------------     -------    ---------    -----------    -------

Other long-term liabilities consist primarily of obligations for non-compete agreements resulting from acquisitions and deposits received from subleases of building operating leases. The Company leases office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by the Company.

-----------------------------     ----------------------------------------------

                                    Amount of Commitment Expiration per Period
                                                ($'s in thousands)
                                  ----------------------------------------------
      Other Commitments                      Less than                    After
                                   Total       1 year     1 - 4 years    4 years
-----------------------------     -------    ---------    -----------    -------
Other contractual commitments     $29,737     $19,107       $10,445       $ 185
-----------------------------     -------    ---------    -----------    -------
Standby letters of credit           1,822       1,822            --          --
-----------------------------     -------    ---------    -----------    -------
Total other commitments           $31,559     $20,929       $10,445       $ 185
-----------------------------     -------    ---------    -----------    -------

Commitments for television programs not yet available for broadcast as of December 31, 2001, were $12.9 million. In addition, purchase commitments related to capital expenditures for Journal Sentinel's new production facility are approximately $16.8 million. The Company expects to spend up to $110.9 million on this project to be completed by early 2003, of which $83.3 million has been spent on the project as of December 31, 2001. Standby letters of credit are required for business insurance purposes.

CONCENTRATION OF CREDIT RISK
Credit is extended based upon an evaluation of the customer's financial position, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within the Company's expectations. The allowance for doubtful accounts at December 31, 2001 and 2000 was $4.1 million and $3.6 million, respectively. The Company performed a detailed analysis of the collectibility of all of its accounts receivable and determined it was necessary to increase its allowance for doubtful accounts in 2001.

LITIGATION AND CONTINGENCIES
The Company is subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. Management believes that such unresolved legal actions and claims will not materially affect the consolidated results of operations, financial position or cash flows of the Company. Although it is not possible to predict the outcome of litigation with certainty, through December 31, 2001 the Company has accrued $10.0 million for potential adverse outcomes in such actions, of which a majority relates to the Newspaper Merger Class Action Suit. The Company periodically reevaluates its exposure on such claims and, based on the changing circumstances in the Newspaper Merger Class Action Suit, increased its litigation reserve by $5.7 million during 2001.

Newspaper Merger Class Action Suit -- On May 4, 1999, five former employees filed a lawsuit in the Milwaukee County Circuit Court. This suit was in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. The plaintiffs allege that an internal memorandum created a contract permitting members of the plaintiff class to sell back units at any time over a period of up to ten years, depending on their years of unit ownership. The Company asserts that it was widely communicated and known that units were required to be sold back to the Company ratably over a specified time period. This lawsuit has been granted class action status to include all other unitholders who separated from the Company as part of the merger. In 2000 the judge ruled in favor of the plaintiff's summary judgment motion that the separation agreement permits the sell back of units at any time during the sell-back period. A trial on the remaining issues of breach, causation and amount of damages is not expected to begin any earlier than June 2002. While the Company disagrees with the judge's ruling on the contract interpretation, there is a risk that the outcome of such a trial may not be in the Company's favor. However, based upon the information available as of the date of the filing of this Annual Report on Form 10-K, the Company believes its litigation reserve is adequate to cover any likely outcome in the Newspaper Merger Class Action Suit.

ASSUMPTIONS USED IN THE ACCOUNTING FOR PENSION BENEFITS AND OTHER POSTRETIREMENT BENEFITS The Company has made certain assumptions as it relates to the accounting for pension benefits and other postretirement benefits. Moody's Aa Corporate bonds, as of the measurement date, is the benchmark the Company consistently uses to determine the assumed discount rate, which was 7.25% for 2001. Management makes other assumptions that affect the accounting for pension benefits, such as the expected rate of return on plan assets (9.5% in 2001) and the rate of compensation increase (4.5% in 2001). These assumptions are reviewed by the Company on an annual basis.

IMPAIRMENT OF LONG LIVED ASSETS
Goodwill, broadcast licenses and other intangible assets account for 35.8% and 36.9% of total assets at December 31, 2001 and 2000, respectively. These assets, resulting primarily from acquisitions, are recorded at fair market value at the time of acquisition and were amortized on a straight-line basis over the expected benefit period up to 40 years. All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the fourth quarter of 2001, the Company recorded a $1.0 million loss on impairment of certain property at Journal Broadcast Group and certain equipment at IPC. Independent professional appraisers determined fair market value.

NEW ACCOUNTING STANDARDS
In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company applied the new standards to its acquisition of two television stations on December 31, 2001.

Under SFAS No. 142, goodwill and certain other intangible assets, including broadcast licenses, will no longer be systematically amortized but, instead, will be reviewed for impairment on an annual basis and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS No. 142 is effective for the Company on January 1, 2002. Management expects that ceasing amortization of goodwill and broadcast licenses will reduce operating expense by approximately $9.0 million for 2002. In addition, the Company expects to record a write-down in the first quarter of 2002 for goodwill and other intangible asset impairment of $8.2 million at PrimeNet and a write-down for impairment of broadcast licenses of $1.0 million at Journal Broadcast Group. The impairment charge will be non-operational in nature and reflected as a cumulative effect of an accounting change in 2002. In the case of the PrimeNet assets, an impairment loss was not recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," since the recoverability test of the sum of undiscounted cash flows exceeded the carrying value of the assets. In the case of the broadcast licenses, the indicators of impairment under SFAS No. 121 were not present.

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


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its short-term line of credit and foreign currency exchange rates in the normal course of its business. However, a 10% change in the interest rate is not expected to have a material impact on the Company's earnings before income taxes. In addition, the Company has minimal operations outside the United States and has not entered into any foreign currency derivative instruments.

                    ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements with Report of Independent Auditors are presented in Exhibit 13, as provided on pages 14 through 32 of the Company's Annual Report, and are incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2002. Information about executive officers of the Company is included in Item 4A. of this Form 10-K.

                         ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2002.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2002.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to the Company's proxy statement, which shall be filed with the Securities and Exchange Commission no later than April 30, 2002.

                                     PART IV
                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)  1 and 2.
     Financial Statements and Financial Statement Schedules
     The following consolidated financial statements of the Registrant are included in Item 8:

                                                             Company's
                                                           Annual Report
                                                            Page Number
          Consolidated Balance Sheets at
           December 31, 2001 and 2000                           14

          Consolidated Statements of Earnings
           for each of the three years in
           the period ended December 31, 2001                   15

          Consolidated Statements of Stockholders'
           Equity for each of the three years
           in the period ended December 31, 2001                16

          Consolidated Statements of Cash Flows
           for each of the three years in the
           period ended December 31, 2001                       17

          Notes to Consolidated Financial Statements
           December 31, 2001                                   18-31

                                                           Company's 10-K
          Financial Statement Schedules:                    Page Number

          Consolidated schedules for each of
          the three years in the period ended
          December 31, 2001:
          II - Valuation and qualifying accounts                36

          All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

          3.   Exhibits

               The exhibits listed on page 40 are filed as part of this annual report.

(b)  Reports on Form 8-K.
     No report on Form 8-K was required to be filed by the Company during the quarter ended December 31, 2001.

                          JOURNAL COMMUNICATIONS, INC.

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000, and 1999
                                 (in thousands)


                Balance at    Additions     Acquisitions/                Balance
                Beginning      Charged     (Divestitures)   Deductions   at End
Description      of Year     to Earnings        (1)            (2)       of Year
-------------   ----------   -----------   --------------   ----------   -------
Allowance for
doubtful
accounts:

2001             $ 3,617       $ 4,274         $  (59)       $ 3,755     $ 4,076

2000             $ 4,302       $ 3,244             --        $ 3,929     $ 3,617

1999             $ 4,345       $ 3,727         $  199        $ 3,969     $ 4,302

Reserve for
litigation:

2001             $ 4,350       $ 5,650         $   --        $    --     $10,000

2000             $ 2,834       $ 4,445         $   --        $ 2,929     $ 4,350

1999             $ 2,469       $   365         $   --        $    --     $ 2,834


Notes:
-----
(1) During 2001, $59,000 was deducted from the allowance for doubtful accounts due to the sale of the Milwaukee operation of NorthStar Print Group. During 1999, $199,000 was added to the allowance for doubtful accounts due to the purchase of Great Empire Broadcasting, Inc.
(2) Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. The deduction from the reserve for litigation in 2000 represents a settlement payment.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    JOURNAL COMMUNICATIONS, INC.



                                    By: /s/ Steven J. Smith
                                        ----------------------------------------
                                        Steven J. Smith
                                        Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ Steven J. Smith                                     March 28, 2002
---------------------------------------------
Steven J. Smith, Director &
Chief Executive Officer
(Principal Executive Officer)

/s/ Douglas G. Kiel                                     March 28, 2002
---------------------------------------------
Douglas G. Kiel, Director & President

/s/ Paul M. Bonaiuto                                    March 28, 2002
---------------------------------------------
Paul M. Bonaiuto, Director & Chief Financial
Officer (Principal Financial Officer)

/s/ Anne M. Bauer                                       March 28, 2002
---------------------------------------------
Anne M. Bauer, Vice President & Controller
(Principal Accounting Officer)

/s/ Todd K. Adams                                       March 28, 2002
---------------------------------------------
Todd K. Adams, Director

/s/ David A. Anderson                                   March 28, 2002
---------------------------------------------
David A. Anderson, Director

                                                        March   , 2002
---------------------------------------------                ---
Bernadette L. Carpenter, Director

/s/ James J. Ditter                                     March 28, 2002
---------------------------------------------
James J. Ditter, Director

/s/ Robert M. Dye                                       March 28, 2002
---------------------------------------------
Robert M. Dye, Director

/s/ James L. Forbes                                     March 28, 2002
---------------------------------------------
James L. Forbes, Director

/s/ Carl D. Gardner                                     March 28, 2002
---------------------------------------------
Carl D. Gardner, Director

/s/ Richard J. Gasper                                   March 28, 2002
---------------------------------------------
Richard J. Gasper, Director

/s/ Cynthia L. Gault                                    March 28, 2002
---------------------------------------------
Cynthia L. Gault, Director

/s/ Douglas T. Golner                                   March 28, 2002
---------------------------------------------
Douglas T. Golner, Director

                                                        March   , 2002
---------------------------------------------                ---
Troy A. Hartfiel, Director

                                                        March   , 2002
---------------------------------------------                ---
Stephen O. Huhta, Director

                                                        March   , 2002
---------------------------------------------                ---
Margaret M. Jones, Director

/s/ Mark J. Keefe                                       March 28, 2002
---------------------------------------------
Mark J. Keefe, Director

                                                        March   , 2002
---------------------------------------------                ---
Kenneth J. Kozminski, Director

                                                        March   , 2002
---------------------------------------------                ---
Paul E. Kritzer, Director

/s/ Sandra J. Lloyd                                     March 28, 2002
---------------------------------------------
Sandra J. Lloyd, Director

/s/  David G. Meissner                                  March 28, 2002
---------------------------------------------
David G. Meissner, Director

/s/ Ulice Payne, Jr.                                    March 28, 2002
---------------------------------------------
Ulice Payne, Jr., Director

/s/ Roger D. Peirce                                     March 28, 2002
---------------------------------------------
Roger D. Peirce, Director

/s/ James P. Prather                                    March 28, 2002
---------------------------------------------
James P. Prather, Director

                                                        March   , 2002
---------------------------------------------                ---
Keith K. Spore, Director

/s/ Karen O. Trickle                                    March 28, 2002
---------------------------------------------
Karen O. Trickle, Director

                          JOURNAL COMMUNICATIONS, INC.

                                INDEX TO EXHIBITS
                                  (Item 14(a))

                                                                      Form 10-K
Exhibits                                                             Page Number
--------                                                             -----------

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

(4.1) The Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (incorporated by reference to Exhibit 4.1 of the Quarterly
         Report on Form 10-Q of Journal Employees' Stock
         Trust for the quarter ended June 30, 2001
         [Commission File No. 0-7832]).

(13)     Portions of Registrant's Annual Report, filed herewith          42-62

(21)     Subsidiaries of the Registrant, filed herewith                     63

(23)     Consent of Independent Auditors, filed herewith                    64

                                                             Exhibit 13

                                                                                                                            Average
Ten Years in Review                                                                                                          annual
(in thousands, except option price and per share amounts)                                                                   Compound
                                                                                                                                %
                       2001       2000    1999(10)  1998 (9)  1997 (8)  1996 (7)  1995 (6)  1994 (3)  1993 (2)  1992 (1)    increase
                     ---------------------------------------------------------------------------------------------------------------
Revenue (11)         $824,844   $839,411  $775,167  $749,723  $688,089  $634,420  $604,769  $527,580  $455,929  $392,904      8.6%

Operating Expense
 (12)                 743,032    730,444   664,426   653,366   598,396   567,095   563,344   460,527   390,042   332,801      9.3%

Operating earnings
 (12)                  81,812    108,967   110,741    96,357    89,693    67,325    41,425    67,053    65,887    60,103      3.5%

Non-operating
 income (expense),
 net (12)               1,328        968     4,273     6,305     6,246     3,366     4,806       778     1,611     2,567     -7.1%
                     ---------------------------------------------------------------------------------------------------------------

Earnings from
 continuing
 operations before
 income taxes (5)      83,140    109,935   115,014   102,662    95,939    70,691    46,231    67,831    67,498    62,670      3.2%
                                                                                       (4)

Income taxes           35,383     43,551    45,565    41,954    39,728    29,648    18,330    27,230    26,460    17,879      7.9%

                     ---------------------------------------------------------------------------------------------------------------
Earnings from
 continuing
 operations            47,757     66,384    69,449    60,708    56,211    41,043    27,901    40,601    41,038    44,791      0.7%

Discontinued
 operations, net            -          -         -         -         -         -    16,312     3,266     3,166     3,16    -100.0%

                     ---------------------------------------------------------------------------------------------------------------
Net Income           $ 47,757   $ 66,384  $ 69,449  $ 60,708  $ 56,211  $ 41,043  $ 44,213  $ 43,867  $44,204   $ 47,951      0.0%
                     ===============================================================================================================


Financial Position
  Net working
   capital           $ (1,235)  $ 26,689  $ 22,320  $153,385  $129,418  $104,935  $124,129  $114,369  $106,368  $ 99,229
  Property and
   equipment(5)       317,316    273,258   216,698   178,338   173,312   163,693   160,433   149,687   135,716   124,107    11.0%
  Total assets        732,316    687,627   639,070   584,148   550,133   473,564   474,738   461,416   437,429   409,863     6.7%
  Long-term
   obligations          4,563      3,994     4,991     1,643     1,808     1,524     2,762     2,947     3,609     2,251      N/A
  Stockholders'
   equity             532,880    508,519   465,697   447,884   412,739   361,030   366,330   367,429   347,447   328,230     5.5%
  Percent return
   on stockholders'
   equity                9.4%      14.3%     15.5%     14.7%     15.6%     11.2%     12.0%      12.6%     13.5%     13.4%
  Other Financial
   Data
    Earnings for
     option price    $ 51,052   $ 69,011  $ 69,449  $ 65,432  $ 51,464  $ 41,043  $ 43,149  $ 43,867  $ 44,204  $ 41,631      2.3%
    Dividends          37,866     36,765    31,286    31,057    30,243    28,563    29,156    26,699    25,156    25,244      4.6%
    Earnings
     retained           9,891     29,619    38,163    29,651    25,968    12,480    15,057    17,168    19,048    16,387     -5.5%

  Per Share Amounts
    Net earnings       $ 1.71     $ 2.45    $ 2.54    $ 2.16    $ 2.05    $ 1.57    $ 1.59    $ 1.57    $ 1.58    $ 1.49      1.6%
    Earnings for
     option price        1.81       2.55      2.54      2.33      1.88      1.57      1.55      1.57      1.58      1.49      2.2%
    Dividends            1.35       1.35      1.14      1.10      1.10      1.10      1.05      0.95      0.90      0.90      4.6%
    Book value          18.90      18.38     17.08     15.98     14.88     13.70     13.43     13.02     12.38     11.70      5.5%
    Unit option price   38.14      34.74     29.94     25.48     21.69     18.58     18.12     17.70     17.32     16.80      9.5%












Notes
 1)  Includes full year of Norlight and IPC since Oct. 6.
 2)  Includes full year of IPC and IPC-Europe since Feb 28.
 3)  Includes full year of PrimeNet Marketing Services.
 4)  Does not include gain on sale of Perry Printing Corp. of $14,941 or $0.535 per share in 1995.
 5)  Figures prior to 1996 have been restated to exclude the discontinued operations of Perry Printing Corp.
 6)  Includes Omaha, Neb., radio stations KEZO-AM (renamed KOSR-AM), KEZO-FM and KKCD-FM since Jan. 24 and PrimeNet-Clearwater since
     June 22.
 7)  Includes Tucson, Ariz., radio stations KMXZ-FM, KKHG-FM (renamed KZPT-FM) and KKND-AM (renamed KFFN-AM) since Jan. 29.
 8)  Includes Knoxville, Tenn., radio stations WWST-FM and WMYU-FM since June 30, CNI since Oct. 1 and Kansas City, Mo., radio station KQRC-FM until June 30.
 9)  Includes Omaha, Neb., radio stations KESY-FM (renamed KSRZ-FM) and KBBX-AM from January 1; Knoxville, Tenn., radio stations
     WQBB-FM (renamed WQIX-FM) and WQBB-AM from April 20; Oracle, Ariz., radio station KLQB-FM (renamed KIXD-FM, KGMG) from June 9;
     and Caldwell, Idaho (KCID-AM and KCID-FM), Payette, Idaho (KQXR-FM), Boise, Idaho (KGEM-AM and KJOT-FM) and Ontario, Ore.
     (KSRV-AM and KSRV-FM) radio stations from July 1.
10)  Includes Wichita, Kan., radio stations KFDI-AM, KFDI-FM and KICT-FM; Arkansas City, Kan., radio station KYQQ-FM; Augusta, Kan., radio station KLLS-FM (renamed KFXJ-FM); Springfield, Missouri radio stations KTTS-FM and and KTTS-AM; Sparta Missouri radio station KLTQ-FM (renamed KMXH-FM); Tulsa, Okla., radio stations KVOO-FM and KVOO-AM; Henryetta, Okla., radio station KCKI-FM;
     and Omaha, Neb., radio stations WOW-FM (renamed KMXM-FM) and WOW-AM (renamed KOMJ-AM) since June 14, 1999; and Palm Springs,
     Calif., TV station KMIR-TV from August 1, 1999.
11)  Figures prior to 2001 have been restated to properly record postage and freight sales and expense per EITF 00-10.
12)  Figures have been restated to properly record the gain/(loss) on sale of fixed assets.

                           CONSOLIDATED BALANCE SHEETS
         December 31 (in thousands, except share and per share amounts)

                                                         2001            2000
ASSETS
Current assets:
  Cash and cash equivalents                           $  10,087      $  12,031
  Receivables, net                                       95,804        107,708
  Inventories, net                                       20,807         20,100
  Prepaid expenses                                       10,096          8,860
  Deferred income taxes                                   5,696          5,339
                                                      ---------      ---------
     TOTAL CURRENT ASSETS                               142,490        154,038

Property and equipment:
  Land and land improvements                             23,644         18,371
  Buildings                                              79,357         73,925
  Equipment                                             457,447        440,517
  Construction in progress                               85,494         56,197
                                                      ---------      ---------
                                                        645,942        589,010
  Less accumulated depreciation                         324,141        315,752
                                                      ---------      ---------
  Net property and equipment                            321,801        273,258

Goodwill, net                                           112,687        113,783
Broadcast licenses, net                                 128,842        123,219
Other intangible assets, net                             20,360         16,829
Other assets                                              6,136          6,500
                                                      ---------      ---------
     TOTAL ASSETS                                     $ 732,316      $ 687,627
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                      $   4,420      $      --
  Accounts payable                                       45,421         55,685
  Accrued compensation                                   24,159         25,971
  Deferred revenue                                       21,180         19,234
  Accrued employee benefits                              23,882         11,513
  Other current liabilities                              22,742         12,670
  Current portion of long-term liabilities                1,921          2,277
                                                      ---------      ---------
     TOTAL CURRENT LIABILITIES                          143,725        127,350

Accrued employee benefits                                19,508         22,838
Other liabilities                                        10,695          6,397
Deferred income taxes                                    25,508         22,523

Stockholders' equity:
  Common stock, $0.125 par value; authorized
       and issued 28,800,000 shares                       3,600          3,600
  Retained earnings                                     556,139        542,800
  Units of beneficial interest in treasury, at cost     (23,046)       (37,074)
  Accumulated other comprehensive loss                   (3,813)          (807)
                                                      ---------      ---------
     TOTAL STOCKHOLDERS' EQUITY                         532,880        508,519
                                                      ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 732,316      $ 687,627
                                                      =========      =========

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF EARNINGS
        Years ended December 31 (in thousands, except per share amounts)

                                             2001          2000          1999

REVENUE

  Publishing                              $ 295,814     $ 318,371     $ 318,592
  Broadcasting                              134,801       149,886       130,857
  Telecommunications                        151,992       126,586       101,428
  Printing                                  211,117       214,031       200,847
  Other                                      31,120        30,537        23,443
                                          ---------     ----------    ---------
TOTAL REVENUE                               824,844       839,411       775,167

COSTS OF SALES AND EXPENSES

  Publishing                                136,944       141,446       136,356
  Broadcasting                               54,804        54,672        48,317
  Telecommunications                         77,079        62,060        49,817
  Printing                                  180,396       178,156       161,768
  Other                                      26,259        25,308        20,916
                                          ---------     ----------    ---------
  Total cost of sales                       475,482       461,642       417,174
  Selling and administrative expenses       267,550       268,802       247,252
                                          ---------     ----------    ---------
TOTAL COSTS OF SALES AND EXPENSES           743,032       730,444       664,426
                                          ---------     ----------    ---------

OPERATING EARNINGS                           81,812       108,967       110,741

INTEREST AND DIVIDENDS

  Interest income and dividends               1,714         1,403         4,747
  Interest expense                             (386)         (435)         (474)
                                          ---------     ----------    ---------
TOTAL NET INTEREST AND DIVIDENDS              1,328           968         4,273
                                          ---------     ----------    ---------

EARNINGS BEFORE INCOME TAXES                 83,140       109,935       115,014

Provision for income taxes                   35,383        43,551        45,565
                                          ---------     ----------    ---------

NET EARNINGS                              $  47,757     $  66,384     $  69,449
                                          =========     =========     =========

BASIC AND DILUTED EARNINGS PER SHARE      $    1.70     $    2.45     $    2.54
                                          =========     =========     =========

See accompanying notes.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years ended December 31 (in thousands, except per share amounts)
                                                      Units of
                                                      Beneficial    Accumulated
                                                       Interest        Other
                                Common    Retained        in       Comprehensive                Comprehensive
                                 Stock    Earnings     Treasury    Income (Loss)      Total     Income (Loss)
                                ------    --------    ----------   -------------      -----     -------------

Balance at December 31, 1998    $ 3,600   $462,919    $(18,826)       $   191       $447,884
  Net earnings                              69,449                                    69,449      $  69,449
  Other comprehensive loss
    Foreign currency
     translation adjustments                                             (759)          (759)          (759)
                                                                                                  ---------
  Other comprehensive loss                                                                             (759)

Comprehensive income                                                                              $  68,690
                                                                                                  =========

Cash dividends ($1.14 per
 share)                                    (31,286)                                  (31,286)
Units of beneficial interest
 purchased                                             (69,017)                      (69,017)
Units of beneficial interest
 sold                                        3,601      45,825                        49,426
                                -------   --------    --------        -------       --------
Balance at December 31, 1999      3,600    504,683     (42,018)          (568)       465,697
  Net earnings                              66,384                                    66,384      $  66,384
  Other comprehensive loss
    Foreign currency
     translation adjustments                                             (239)          (239)          (239)
                                                                                                  ---------
  Other comprehensive loss                                                                             (239)
                                                                                                  =========

Comprehensive income                                                                              $  66,145
                                                                                                  =========

Cash dividends ($1.35 per
 share)                                    (36,765)                                  (36,765)
Units of beneficial interest
 purchased                                             (77,145)                      (77,145)
Units of beneficial interest
 sold                                        8,498      82,089                        90,587
                                -------   --------    --------        -------       --------
Balance at December 31, 2000      3,600    542,800     (37,074)          (807)       508,519
  Net earnings                              47,757                                    47,757      $  47,757
  Other comprehensive loss
    Minimum pension
     liability adjustment
     (net of tax of $1,906)                                            (2,856)        (2,856)        (2,856)
    Foreign currency
     translation adjustments                                             (150)          (150)          (150)
                                                                                                  ---------
  Other comprehensive loss                                                                           (3,006)

Comprehensive income                                                                              $  44,751
                                                                                                  =========

Cash dividends ($1.35 per
 share)                                    (37,866)                                  (37,866)
Units of beneficial interest
 purchased                                             (84,351)                      (84,351)
Units of beneficial interest
 sold                                        3,448      98,379                       101,827
                                -------   --------    --------        -------       --------
Balance at December 31, 2001    $ 3,600   $556,139    $(23,046)       $(3,813)      $ 532,880
                                =======   ========    ========        =======       ========

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31 (in thousands)

                                             2001         2000        1999
                                             ----         ----        ----
Cash flow from operating activities:
  Net earnings                            $   47,757   $   66,384   $   69,449
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities
    Depreciation                              41,576       39,530       37,689
Amortization of intangible assets             10,863       11,463        8,964
Provision for doubtful accounts                3,830        2,908        4,305
Deferred income taxes                          4,533        2,562          307
  Net loss from disposal of assets             2,486        1,565        1,049
  Net changes in assets and
   liabilities, excluding effect
   of sales and acquisitions
    Receivables                                4,905       (6,185)      (9,586)
    Inventories                               (1,310)        (334)        (240)
    Accounts payable                         (10,264)       5,163        3,956
    Other assets and liabilities              15,374        9,171        3,293
                                          ----------   ----------   ----------
       NET CASH PROVIDED BY OPERATING
        ACTIVITIES                           119,750      132,227      119,186
                                          ----------   ----------   ----------

Cash flow from investing activities:
  Proceeds from sales of assets                5,255        3,212          895
  Property and equipment expenditures        (90,363)     (97,871)     (69,316)
  Acquisition of businesses                  (22,148)      (8,018)    (132,571)
  Redemption of preferred stock                   --        7,106           --
  Other                                       (1,069)         466         (166)
                                          ----------   ----------   ----------
       NET CASH USED FOR INVESTING
        ACTIVITIES                          (108,325)     (95,105)    (201,158)
                                          ----------   ----------   ----------

Cash flow from financing activities:
  Net increase (decrease) in line
   of credit                                   4,420      (12,115)      12,115
  Proceeds from other long-term
   liabilities                                   301          258        1,189
  Payments of other long-term
   liabilities                                (1,752)      (2,422)      (1,398)
  Purchases of units of beneficial
   interest                                  (84,351)     (77,145)     (69,017)
  Sales of units of beneficial
   interest                                  101,827       90,587       49,426
  Cash dividends                             (37,866)     (36,765)     (31,286)
  Deferred revenue                             4,052        2,403           --
                                          ----------   ----------   ----------
       NET CASH USED FOR FINANCING
        ACTIVITIES                           (13,369)     (35,199)     (38,971)
                                          ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             (1,944)       1,923     (120,943)
Cash and cash equivalents
  Beginning of year                           12,031       10,108      131,051
                                          ----------   ----------   ----------
  End of year                             $   10,087   $   12,031   $   10,108
                                          ==========   ==========   ==========

Cash paid for income taxes                $   25,788   $   40,859   $   52,841
                                          ==========   ==========   ==========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 2001 (in thousands, except per share amounts)

1    PRINCIPAL ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Journal Communications Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION - The Company's foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at year-end exchange rates while revenue and expense items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are reflected in accumulated other comprehensive income (loss).

REVENUE RECOGNITION - The Company recognizes revenue primarily from the publishing, broadcasting, telecommunications and printing industries. Publishing revenue is generated primarily from advertising and circulation revenue. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired. Circulation revenue is recognized ratably over the newspaper subscription period. Telecommunication revenue is generated from toll (voice), data transmission and satellite (video) services. Toll and video service revenue is recognized at the time the service is performed and data transmission revenue is recorded on a straight-line basis over the term of the contract. Revenue in the printing industry is recorded at the time of shipment when title passes to the customer.

EARNINGS PER SHARE - Basic and diluted earnings per share are the same because there are no dilutive securities. The term "share" is representative of both shares and units of beneficial interest outstanding.

                                               2001       2000       1999
                                               ----       ----       ----

     Net earnings                            $47,757    $66,384    $69,449
     Weighted average shares outstanding      28,084     27,101     27,393
     Earnings per share                        $1.70      $2.45      $2.54

FAIR VALUES - The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term obligations approximates fair value as of December 31, 2001 and 2000.

CASH EQUIVALENTS - Cash equivalents are highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

RECEIVABLES - Allowance for doubtful accounts at December 31, 2001 and 2000 was $4,076 and $3,617, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    PRINCIPAL ACCOUNTING POLICIES continued

INVENTORIES - Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at December 31 consisted of the following:

                                                  2001            2000
                                                  ----            ----

     Paper and supplies                         $10,356         $11,994
     Work in process                              2,440           2,771
     Finished goods                               9,362           6,646
     Less obsolescence reserve                   (1,351)         (1,311)
                                                -------         -------
                                                $20,807         $20,100
                                                =======         =======

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation of property and equipment is provided over the estimated useful lives (3-30 years) of the respective assets principally using the straight-line method.

GOODWILL - Goodwill resulting from acquisitions subsequent to November 1, 1970, is amortized on a straight-line basis over 40 years. Goodwill prior to November 1, 1970, is amortized when it is determined that such intangible assets have a limited useful life. At December 31, 2001, $2,280 of goodwill was not being amortized. Accumulated amortization at December 31, 2001 and 2000 was $19,164 and $15,535, respectively.

BROADCAST LICENSES - Broadcast licenses resulting from acquisitions are amortized on a straight-line basis over 30 years. Accumulated amortization as of December 31, 2001 and 2000 was $14,767 and $10,314, respectively.

OTHER INTANGIBLE ASSETS - Identifiable intangible assets resulting from acquisitions are amortized on a straight-line basis for periods up to 40 years. Accumulated amortization relating to other intangible assets at December 31, 2001 and 2000 was $42,160 and $39,551, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Property and equipment, goodwill, broadcast licenses and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In 2001, the Company recorded a $1,003 loss on impairment of certain property at Journal Broadcast Group and certain equipment at IPC Communication Services. Fair market value was determined by independent professional appraisers. This loss is recorded as an operating expense in the accompanying Consolidated Statement of Earnings.

CONCENTRATION OF CREDIT RISK - Credit is extended based upon an evaluation of the customer's financial position, and generally advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    PRINCIPAL ACCOUNTING POLICIES continued

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

RECENTLY ADOPTED ACCOUNTING STANDARDS - The Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" on January 1, 2001. EITF No. 00-10 requires companies to classify shipping and handling amounts billed to customers as revenue. Shipping and handling amounts billed to customers were $29,120 in 2000 and $19,236 in 1999. The Company has historically classified shipping and handling costs as a reduction to revenue. However, shipping and handling costs have been reclassified to cost of sales in the accompanying Consolidated Statements of Earnings for all years presented herein.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," which was adopted concurrently with SFAS No. 133. Provisions of the Statements are required to be adopted for years beginning after June 15, 2000 and require the Company to recognize all derivatives in the balance sheet at fair value. The Company adopted the Statements effective January 1, 2001. As the Company is not party to any derivative transactions, the adoption has not had an effect on its results of operations, financial position or cash flows.

NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Under SFAS No. 142, goodwill and certain other intangible assets, including broadcast licenses, will no longer be systematically amortized but, instead, will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS No. 142 is effective for the Company for its fiscal year beginning January 1, 2002. Management expects that the effect of ceasing amortization of goodwill and broadcast licenses will reduce operating expenses by approximately $9.0 million for 2002. The Company currently expects to record a write-down for goodwill and other intangible asset impairment of $8.2 million at PrimeNet Marketing Services (PrimeNet) and a write-down for impairment of broadcast licenses of $1.0 million at Journal Broadcast Group. The impairment charge will be non-operational in nature and reflected as a cumulative effect of an accounting change in 2002. In the case of the PrimeNet assets, an impairment loss was not recognized under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," since the recoverability test of the sum of future, expected undiscounted cash flows exceeded the carrying value of the assets. In the case of the broadcast licenses, the indicators of impairment under SFAS No. 121 were not present.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    PRINCIPAL ACCOUNTING POLICIES continued

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company will adopt SFAS No. 144 effective January 1, 2002.

2    EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the Pension Plan) covering the majority of its employees. The benefits are based on years of service and the average compensation from the employee's last five years of employment. Plan assets consist primarily of listed stocks and government and other bonds. In addition, the Company provides health benefits to certain retirees and their eligible spouses. The Company has elected to amortize the related unfunded postretirement health care obligation of $25,324 at January 1, 1993, over a period of 20 years.

The Company also sponsors an unfunded non-qualified pension plan (SERP Plan) for employees whose benefits under the Pension Plan and the Investment Savings Plan may be restricted to limitations imposed by the Internal Revenue Service. The disclosure for the SERP Plan for all years presented is combined with the Pension Plan. The accrued net benefit cost related to the SERP Plan was $4,403 and $4,143 at December 31, 2001 and 2000, respectively.

                                                          Other Postretirement
                                  Pension Benefits              Benefits
                                  ----------------        --------------------

Years ended December 31           2001        2000          2001        2000
                                  ----        ----          ----        ----

CHANGE IN BENEFIT
 OBLIGATIONS
Benefit obligation
 at beginning of year           $111,549    $102,129      $ 28,937    $ 25,311
Service cost                       3,361       3,751           549         523
Plan amendments                       31          --            --          --
Interest cost                      7,552       7,759         2,069       1,822
Actuarial (loss) gain             (4,039)      4,643         8,682       4,037
Benefits paid                     (7,060)     (6,733)       (2,972)     (2,756)
                                --------    --------      --------    --------
Benefit obligation at
 end of year                    $111,394    $111,549      $ 37,265    $ 28,937
                                ========    ========      ========    ========

CHANGE IN PLAN ASSETS
Fair value of plan assets
 at beginning of year           $ 79,861    $ 86,247      $     --    $     --
Actual loss return on
 plan assets                      (3,897)     (4,233)           --          --
Company contributions              3,852       4,580         2,972       2,756
Benefits paid                     (7,060)     (6,733)       (2,972)     (2,756)
                                --------    --------      --------    --------
Fair value of plan assets
 at end of year                 $ 72,756    $ 79,861      $     --    $     --
                                ========    ========      ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2    EMPLOYEE BENEFIT PLANS continued

Years ended December 31           2001        2000          2001        2000
                                  ----        ----          ----        ----

FUNDED STATUS OF THE PLAN
Underfunded status of the
 plan                           $(38,638)   $(31,688)     $(37,265)   $(28,937)
Unrecognized net actuarial
 loss                             21,740      13,662         9,856       1,174
Unrecognized prior service
 cost                              1,303       1,527            --          --
Unrecognized transition
 obligation                          313         417        12,211      13,321
                                --------    --------      --------    --------
Accrued net benefit cost        $(15,282)   $(16,082)     $(15,198)   $(14,442)
                                ========    ========      ========    ========

ACCRUED NET BENEFIT COST
Accrued benefit cost            $(21,612)   $(16,082)     $(15,198)   $(14,442)
Intangible asset                   1,568          --            --          --
Deferred tax asset                 1,906          --            --          --
Accumulated comprehensive loss     2,856          --            --          --
                                --------    --------      --------    --------
Accrued net benefit cost        $(15,282)   $(16,082)     $(15,198)   $(14,442)
                                ========    ========      ========    ========


                                                      Pension Benefits

Years ended December 31                       2001          2000        1999
                                              ----          ----        ----

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $  3,361      $  3,751    $  3,874
Interest cost                                  7,552         7,759       7,071
Expected return on plan assets                (8,189)       (7,721)     (7,097)
Amortization of:
  Unrecognized prior service cost                254           254         254
  Unrecognized net transition obligation
     (asset)                                     104          (127)       (133)
  Unrecognized net (gain) loss                   (30)           --         291
                                            --------      --------    --------

Net periodic benefit cost                   $  3,052      $  3,916    $  4,260
                                            ========      ========    ========

                                              Other Postretirement Benefits

Years ended December 31                       2001          2000        1999
                                              ----          ----        ----

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $    549      $    523    $    566
Interest cost                                  2,069         1,822       1,797
Amortization of:
  Unrecognized net transition obligation       1,110         1,110       1,110
  Unrecognized net gain                           --           (17)         --
                                            --------      -------     --------

Net periodic benefit cost                   $  3,728      $  3,438    $  3,473
                                            ========      ========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2    EMPLOYEE BENEFIT PLANS continued

                                                            Other Postretirement
                                        Pension Benefits          Benefits
                                        ----------------    --------------------

Major assumptions as of December 31     2001        2000      2001        2000
                                        ----        ----      ----        ----

Discount rate                           7.25%       7.50%     7.25%       7.50%
Expected return on plan assets          9.50        9.50        --          --
Rate of compensation increase           4.50        4.50        --          --

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2002 is 10.0%, grading down to 5.0% in the year 2007 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                        One            One
                                                     Percentage     Percentage
                                                       Point          Point
                                                      Increase       Decrease
                                                     ----------     ----------
    Effect on total of service and interest
     cost components in 2001                          $   140        $  (119)
    Effect on postretirement benefit
     obligation as of December 31, 2001                 1,485         (1,313)


The Journal Communications Inc. Investment Savings Plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 19% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 10% of their eligible wages after taxes. The maximum combined total contributed may not exceed 19%. Each employee who elects to participate is eligible to receive company matching contributions. The Company may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the plan. Company matching contributions were $2,672, $2,799 and $2,273 in 2001, 2000 and 1999, respectively. The Company made additional contributions into the Investment Savings Plan on behalf of certain employees not covered by the Pension Plan of $860, $759 and $596 in 2001, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3   INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 31                      2001         2000         1999
                                             ----         ----         ----

Current:
  Federal                                  $ 24,807     $ 35,473     $ 37,241
  State                                       6,043        5,516        8,017
                                           --------     --------     --------
                                             30,850       40,989       45,258
Deferred                                      4,533        2,562          307
                                           --------     --------     --------
Total                                      $ 35,383     $ 43,551     $ 45,565
                                           ========     ========     ========


The significant differences between the statutory federal tax rates and the effective tax rates are as follows:

Years ended December 31                      2001         2000         1999
                                             ----         ----         ----

Statutory federal income tax rate            35.0%        35.0%        35.0%
State income taxes, net of federal
 tax benefit                                  5.6          4.2          4.1
Foreign income taxes                          0.7         (0.3)         0.0
Other                                         1.3          0.7          0.5
                                             ----         ----         ----
Actual provision                             42.6%        39.6%        39.6%
                                             ====         ====         ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    INCOME TAXES continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities include:

December 31                                           2001             2000
                                                      ----             ----

CURRENT ASSETS
Receivables                                        $   1,415        $   1,288
Inventories                                              425              597
Other assets                                             306              290
Accrued compensation                                   3,559            3,288
Accrued employee benefits                              1,117            1,020
                                                   ---------        ---------
Total current deferred tax assets                      6,822            6,483
                                                   ---------        ---------

CURRENT LIABILITIES
Accrued state taxes                                   (1,126)          (1,121)
Other liabilities                                         --              (23)
                                                   ---------        ---------
   Total current deferred tax liabilities             (1,126)          (1,144)
                                                   ---------        ---------

Total net current deferred tax asset               $   5,696        $   5,339
                                                   =========        =========

NON-CURRENT ASSETS
Accrued employee benefits                          $   7,945         $ 10,062
Litigation reserve                                     3,643            1,908
State net operating losses                             4,262            5,141
Foreign net operating losses                           2,618            1,930
Other assets                                             575              441
                                                   ---------        ---------
   Total non-current deferred tax assets              19,043           19,482
                                                   ---------        ---------

NON-CURRENT LIABILITIES
Property and equipment                               (14,326)         (13,088)
Intangible assets                                    (24,922)         (24,302)
Other liabilities                                         --              (61)
                                                   ---------        ---------
   Total non-current deferred tax liabilities        (39,248)         (37,451)
                                                   ---------        ---------

Total net non-current deferred tax liabilities     $ (20,205)       $ (17,969)
                                                   =========        =========

Valuation allowances
Domestic loss carryforwards                        $  (2,685)       $  (2,624)
Foreign loss carryforwards                            (2,618)          (1,930)
                                                   ---------        ---------
   Total valuation allowance                       $  (5,303)       $  (4,554)
                                                   =========        =========

Net deferred tax liability                         $ (19,812)       $ (17,184)
                                                   =========        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    INCOME TAXES continued

At December 31, 2001, the Company had state net operating loss carryforwards which begin to expire in 2002; state income tax credit carryforwards which begin to expire in 2004; and foreign net operating loss carryforwards which begin to expire in 2005. To the extent the Company believes there is significant uncertainty regarding realization of such carryforwards, valuation allowances have been provided. The Company expects to utilize these carryforwards, except to the extent reserves have been provided.

4    OTHER LIABILITIES AND COMMITMENTS

Other liabilities consist of the following:

December 31                                           2001             2000
                                                      ----             ----

Capital lease and other obligations, average
 interest rate of 8% in 2001 and 2000              $   4,465        $   5,932
Television program contracts, due in the
 subsequent years                                        365              339
                                                   ---------        ---------
                                                       4,830            6,271
Less current portion                                   1,921            2,277
                                                   ---------        ---------
                                                       2,909            3,994
Deferred revenue                                       7,786            2,403
                                                   ---------        ---------
Total other liabilities                            $  10,695        $   6,397
                                                   =========        =========

The Company has various unsecured short-term lines of credit with banks to support its cash requirements. At December 31, 2001, the Company had $4,420 outstanding on a $39.0 million unsecured short-term line of credit. The interest rate at December 31, 2001 on the outstanding balance was 2.28%. The Company is required to pay a facility fee of 0.07% on the total line of credit which expires on March 18, 2002. The Company also has a $2.0 million unsecured short-term line of credit. The outstanding balance at December 31, 2001 on this line was $265 with an interest rate of 3.87%. This unsecured short-term line of credit was increased to $15.0 million on February 7, 2002. In addition, on January 24, 2002, the Company executed a revolving demand note in an aggregate amount not to exceed $25.0 million, with multiple rate alternatives. The Company is currently seeking to consolidate its debt needs into a single credit facility.

The Company has $1,822 of standby letters of credit for business insurance purposes. In addition, the Company has the rights to broadcast certain television programs during the years 2002-2008 under contracts aggregating $12,937.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4    OTHER LIABILITIES AND COMMITMENTS continued

The Company leases office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by the Company. As of December 31, 2001 the Company's future minimum rental payments due under noncancelable operating lease agreements consist of the following:

                   2002                           $ 14,622
                   2003                             12,579
                   2004                              9,457
                   2005                              7,090
                   2006                              3,351
             Thereafter                             13,082
                                                  --------
                                                  $ 60,181
                                                  ========

Rent expense charged to operations for 2001, 2000 and 1999 was $30,057, $26,630 and $22,912, respectively. Rental income from subleases included in operations for 2001, 2000 and 1999 was $4,379, $4,147 and $3,874, respectively. Aggregate future minimum rentals to be received under noncancelable subleases equal $15,382 as of December 31, 2001.

Purchase commitments related to capital expenditures for Journal Sentinel's new production facility were approximately $16.8 million as of December 31, 2001. The Company expects to spend up to $110.9 million on this project to be completed by early 2003. As of December 31, 2001, the Company has spent $83.3 million on this project.

5    STOCKHOLDERS' EQUITY

Units of beneficial interest

Employee-owners of the Company do not own shares of the Company's stock directly. Instead, they own "Units of Beneficial Interest" (units), representing beneficial interests in the Journal Employees' Stock Trust (the Trust) established under the Journal Employees' Stock Trust Agreement (JESTA). The Trust, in turn, owns shares of the Company's stock. Each unit is represented by one share of stock held by the Trust. The Company purchases units under the terms of JESTA and resells them to active employees. Employees owning units are referred to as unitholders. Unit activity is as follows:

Years ended December 31                       2001         2000         1999
                                              ----         ----         ----

                                              Units        Units        Units

Beginning balance in treasury                 1,140        1,529          780
Purchases                                     2,333        2,458        2,583
Sales                                        (2,860)      (2,847)      (1,834)
                                             ------       ------       ------
   Ending balance in treasury                   613        1,140        1,529
                                             ======       ======       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5    STOCKHOLDERS' EQUITY continued

Accumulated other comprehensive loss

Accumulated other comprehensive loss consists of the following as of December
31:

                                                     2001            2000
                                                     ----            ----

Cumulative foreign currency translation
 adjustments                                       $   (957)       $  (807)
Minimum pension liability, net of tax                (2,856)            --
                                                   --------        -------
   Accumulated other comprehensive loss            $ (3,813)       $  (807)
                                                   ========        =======


6    SALES AND ACQUISITIONS

On December 31, 2001, the Company acquired the business and certain of the assets of a television station, KIVI-TV in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was approximately $22.1 million. The acquisition will complement the Company's six radio broadcast stations in the Boise market and the four television stations in other markets. The Boise market is expected to continue to be one of the fastest growing markets in the country. Business related synergies also are expected to be achieved as a result of the acquisition. A summary of the preliminary purchase price allocation, which is based upon current estimates and may be revised, is as follows: property and equipment - $4.5 million; goodwill - $1.6 million; broadcast licenses - $10.0 million and network affiliation agreement, included within other intangible assets - $6.0 million. Goodwill, broadcast licenses and the network affiliation agreement are not subject to amortization under the provisions of SFAS No. 142. Goodwill is, however, deductible for income tax purposes.

On March 2, 2001, the Company completed the sale of certain of the assets of the Milwaukee operation of NorthStar Print Group. The cash sales price was approximately $4.4 million.

On August 1, 1999, the Company acquired the business and substantially all of the assets of KMIR-TV in Palm Springs, California. The cash purchase price was approximately $30.6 million.

On June 14, 1999, the Company acquired all the issued and outstanding capital stock of Great Empire Broadcasting, Inc. (GEB). GEB owned and operated radio stations KFDI-AM, KFDI-FM and KICT-FM in Wichita, Kansas; KYQQ-FM in Arkansas City, Kansas; KLLS-FM (renamed KFXJ-FM) in Augusta, Kansas; KTTS-FM and KTTS-AM in Springfield, Missouri; KLTQ-FM (renamed KMXH-FM) in Sparta, Missouri; KVOO-FM and KVOO-AM in Tulsa, Oklahoma; KCKI-FM in Henryetta, Oklahoma; and WOW-FM (renamed KMXM-FM) and WOW-AM (renamed KOMJ-AM) in Omaha, Nebraska. The aggregate acquisition price for the capital stock and related non-compete agreement was approximately $105.3 million.

The above-mentioned completed acquisitions were accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. Had the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6    SALES AND ACQUISITIONS continued

transactions occurred on January 1 of the year acquired, the effect of the acquisitions on the Company's consolidated results of operations, for each respective year, would not have been material.

7    LITIGATION AND CONTINGENCIES

The Company is subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. Management believes that such unresolved legal actions and claims will not materially affect the consolidated results of operations, financial position or cash flows of the Company. Although it is not possible to predict the outcome of litigation with certainty, through December 31, 2001 the Company has accrued $10.0 million for potential adverse outcomes in such actions. The accrual is included in other current liabilities in the accompanying Consolidated Balance Sheet. The Company periodically reevaluates its exposure on such claims and makes adjustments to its accruals as appropriate.

Newspaper Merger Class Action Suit -- On May 4, 1999, five former employees filed a lawsuit in the Milwaukee County Circuit Court. This suit was in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. The plaintiffs allege that an internal memorandum created a contract permitting members of the plaintiff class to sell back units at any time over a period of up to ten years, depending on their years of unit ownership. The Company asserts that it was widely communicated and known that units were required to be sold back to the Company ratably over a specified time period. This lawsuit has been granted class action status to include all other unitholders who separated from the Company as part of the merger. In 2000 the judge ruled in favor of the plaintiff's summary judgment motion that the separation agreement permits the sell back of units at any time during the sell-back period. The Company disagrees with this ruling. A trial is not expected to begin any earlier than June 2002.

8    WORKFORCE REDUCTION AND BUSINESS TRANSITION CHARGES

During 2001, the Company recorded a pretax charge of $6,055 for voluntary and involuntary workforce reduction programs and business transition costs. The charge consisted primarily of $3,602 in termination benefits for approximately 200 employees, of which $2,460 remains unpaid at December 31, 2001. In addition, the Company recorded $2,453 for shutdown costs of its IPC operations in Ireland and in transitioning the IPC Eastern and IPC Western Regions into one operational unit called IPC U.S. Operations. These costs included $732 in termination benefits for about 90 employees.

9    SEGMENT ANALYSIS

Journal Communications Inc. is an employee-owned, diversified communications company with operations primarily in the United States and France. Revenues from external customers are generated, and long-lived assets are located, primarily in the United States. The Company is organized based upon its distinct operating divisions and has seven reporting segments consisting of Journal Sentinel, Journal Broadcast Group, Norlight Telecommunications, IPC Communication Services, Add, Inc., NorthStar Print Group and PrimeNet Marketing Services.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9    SEGMENT ANALYSIS continued

Journal Sentinel daily publishes the Milwaukee Journal Sentinel and includes Journal Interactive, a division that designs and maintains internet web sites, including JSOnline.com. Journal Broadcast Group owns and operates 36 radio stations, five television stations and one low-power television station that sell advertising and broadcast programming to target audiences. Norlight Telecommunications is a full service provider of telecommunication services for the carrier and business markets. It owns and operates one of the largest fiber optic networks in the Midwest. IPC Communication Services serves the publishing, software, entertainment and government markets by providing printing, CD-ROM mastering and replication, diskette duplication, assembly and complete fulfillment. Add, Inc. is a publisher of over 100 paid and free newspapers and shoppers. It also engages in commercial printing. NorthStar Print Group employs a wide array of printing technologies to produce labels for consumer and industrial manufacturers. PrimeNet Marketing Services provides personalized direct marketing services to merchandisers and manufacturers.

The accounting policies of the reportable segments are the same as those described in the "Principal Accounting Policies" outlined in Note 1.

The following tables summarize revenue, earnings (loss) before income taxes, depreciation and amortization, and capital expenditures for the years ended December 31 and identifiable total assets at December 31:

                                             2001         2000         1999
                                             ----         ----         ----

REVENUE
Journal Sentinel                           $218,849     $236,994     $237,160
Journal Broadcast Group                     134,801      149,886      130,857
Norlight Telecommunications                 151,992      126,586      101,428
IPC Communication Services                  126,154      123,178      111,278
Add, Inc.                                   106,281      112,662      112,169
NorthStar Print Group                        55,647       59,568       58,832
PrimeNet Marketing Services                  35,903       34,360       27,634
Corporate and eliminations                   (4,783)      (3,823)      (4,191)
                                           --------     --------     --------
                                           $824,844     $839,411     $775,167
                                           ========     ========     ========

EARNINGS (LOSS) BEFORE INCOME TAXES
Journal Sentinel                           $ 23,313     $ 38,356     $ 43,042
Journal Broadcast Group                      15,460       30,420       27,817
Norlight Telecommunications                  48,033       40,118       32,474
IPC Communication Services                   (1,748)       4,786        4,341
Add, Inc.                                       374         (729)       4,095
NorthStar Print Group                          (504)        (889)         650
PrimeNet Marketing Services                  (1,191)         106       (2,596)
Corporate and eliminations                   (1,925)      (3,201)         918
Net interest and dividends                    1,328          968        4,273
                                           --------     --------     --------
                                           $ 83,140      $109,935    $115,014
                                           ========     ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9    SEGMENT ANALYSIS continued

                                             2001         2000         1999
                                             ----         ----         ----
DEPRECIATION AND AMORTIZATION
Journal Sentinel                           $  8,336     $  8,213     $  8,407
Journal Broadcast Group                      13,287       13,584       10,564
Norlight Telecommunications                  14,735       11,376        9,656
IPC Communication Services                    6,780        7,362        7,713
Add, Inc.                                     5,688        6,205        5,645
NorthStar Print Group                         2,056        2,478        2,565
PrimeNet Marketing Services                   1,175        1,226        1,518
Corporate and eliminations                      382          549          585
                                           --------     --------     --------
                                           $ 52,439     $ 50,993     $ 46,653
                                           ========     ========     ========


CAPITAL EXPENDITURES
Journal Sentinel                           $ 47,071     $ 47,120     $ 10,670
Journal Broadcast Group                      10,260        7,674        5,868
Norlight Telecommunications                  27,509       28,779       37,010
IPC Communication Services                    1,830        8,510        6,111
Add, Inc.                                     2,645        3,959        7,055
NorthStar Print Group                           614        1,086        1,582
PrimeNet Marketing Services                     364          613          659
Corporate and eliminations                       70          130          361
                                           --------     --------     --------
                                           $ 90,363     $ 97,871     $ 69,316
                                           ========     ========     ========


                                             2001         2000
                                             ----         ----
IDENTIFIABLE TOTAL ASSETS
Journal Sentinel                           $145,200     $110,025
Journal Broadcast Group                     296,723      279,055
Norlight Telecommunications                 122,649      110,399
IPC Communication Services                   50,494       57,611
Add, Inc.                                    62,941       70,492
NorthStar Print Group                        24,079       27,506
PrimeNet Marketing Services                  13,181       14,168
Corporate and eliminations                   17,049       18,371
                                           --------     --------
                                           $732,316     $687,627
                                           ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           2001 Quarters

                         First     Second      Third     Fourth      Total
                         -----     ------      -----     ------      -----

Revenue                $185,065   $194,849   $252,158   $192,772   $824,844
Cost of sales           107,860    108,931    148,089    110,602    475,482
Net earnings              8,854     12,571     15,431     10,901     47,757
Basic and diluted
 earnings per share    $   0.32   $   0.45   $   0.54   $   0.39   $   1.70

                                           2000 Quarters

                         First     Second      Third     Fourth      Total
                         -----     ------      -----     ------      -----

Revenue                $184,951   $192,887   $256,812   $204,761   $839,411
Cost of sales           101,332    103,270    140,365    116,495    461,642
Net earnings             13,837     16,752     19,793     16,002     66,384
Basic and diluted
 earnings per share    $   0.51   $   0.62   $   0.73   $   0.59   $   2.45

The Company divides its calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. The Company follows a practice of reporting its quarterly information at the end of the third accounting period (its first quarter), at the end of the sixth accounting period (its second quarter), and at the end of the tenth accounting period (its third quarter).

REPORT OF ERNST & Young LLP,
Independent Auditors

The Board of Directors and Stockholders
Journal Communications Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications Inc. as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 25, 2002, except for note 4 as to which the date is February 7, 2002