Form 10-Q
period 2002-03-24
JOURNAL COMMUNICATIONS INC
filed 2002-05-08
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 24, 2002

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

As of March 24, 2002, there were outstanding 26,451,504 shares of Journal Communications, Inc. Common Stock - par value $0.125

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    March 24, 2002 (Unaudited) and December 31, 2001          2

                    Unaudited Consolidated Condensed Statements of Income
                    For the Three Periods Ended March 24, 2002 and
                    March 25, 2001                                            3

                    Unaudited Consolidated Condensed Statements
                    of Cash Flows for the Three Periods Ended March 24, 2002
                    and March 25, 2001                                        4

                    Notes to Unaudited Consolidated Condensed
                    Financial Statements - March 24, 2002                     5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            11

           Item 3.  Quantitative and Qualitative Disclosure of
                    Market Risk                                              14


Part II.   Other Information

           Items 1-6                                                         14

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      JOURNAL COMMUNICATIONS, INC.
                                  Consolidated Condensed Balance Sheets
                                (in thousands, except per share amounts)
ASSETS                                                             March 24, 2002     December 31, 2001
------                                                             --------------     -----------------
                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                           $  8,253              $ 10,087
     Receivables, less allowance for doubtful
       accounts of $4,824 and $4,076                                       90,367                95,808
     Inventories, lower of cost (first-in-first-out) or market
          Paper and supplies                                                9,486                10,356
          Work in process                                                   2,062                 2,440
          Finished goods                                                    6,278                 8,011
                                                                         --------              --------
                                                                           17,826                20,807

     Prepaid expenses                                                       6,733                10,080
     Deferred income taxes                                                  5,696                 5,696
     Net current assets of discontinued operations                             10                    --
                                                                         --------              --------
         Total current assets                                             128,885               142,478

Property and equipment, at cost, less accumulated
     depreciation of $332,922 and $324,141                                327,788               321,578
Goodwill, net                                                             106,625               112,289
FCC licenses, net                                                         128,120               128,842
Other intangibles assets                                                   17,712                20,215
Deferred charges and other assets                                           6,035                 6,136
Net non-current assets of discontinued operations                             366                   766
                                                                         --------              --------
         Total assets                                                    $715,531              $732,304
                                                                         ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Notes payable to banks                                              $ 69,395              $  4,420
     Accounts payable                                                      37,406                45,421
     Accrued compensation                                                  19,708                24,155
     Deferred revenue                                                      20,221                21,147
     Accrued employee benefits                                             21,036                23,882
     Other current liabilities                                             23,026                22,735
     Current portion of long-term obligations                               1,580                 1,921
     Net current liabilities of discontinued operations                        --                    32
                                                                         --------              --------
         Total current liabilities                                        192,372               143,713

Long-term obligations                                                       3,040                 2,909
Deferred revenue                                                            7,652                 7,786
Long-term accrued employee benefits                                        20,472                19,508
Deferred income taxes                                                      25,508                25,508

Stockholders' equity:
     Common stock - authorized and issued
       28,800 shares ($0.125 par value)                                     3,600                 3,600
     Retained earnings                                                    555,243               556,139
     Other comprehensive income                                            (3,640)               (3,813)
           Units of beneficial interest in treasury, at cost              (88,716)              (23,046)
                                                                         --------              --------
         Total stockholders' equity                                       466,487               532,880
                                                                         --------              --------
         Total liabilities and stockholders' equity                      $715,531              $732,304
                                                                         ========              ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

          See accompanying notes to unaudited consolidated condensed financial statements.

                                         JOURNAL COMMUNICATIONS, INC.
                             Unaudited Consolidated Condensed Statements of Income
                                   (in thousands, except per share amounts)
                                                                             Three Periods Ended
                                                                             -------------------
                                                                   March 24, 2002        March 25, 2001
                                                                   --------------        --------------
Continuing operations:
Revenue
     Publishing                                                          $ 63,627              $ 68,288
     Broadcasting                                                          30,680                26,959
     Telecommunications                                                    34,905                34,041
     Printing                                                              44,655                47,622
     Other                                                                  7,789                 7,318
                                                                         --------              --------
Total revenue                                                             181,656               184,228
Costs of sales and expenses:
     Publishing                                                            29,942                32,079
     Broadcasting                                                          13,083                12,311
     Telecommunications                                                    18,223                16,619
     Printing                                                              38,063                40,075
     Other                                                                  6,281                 6,143
                                                                         --------              --------
     Total cost of sales                                                  105,592               107,227
     Selling and administrative expenses                                   54,928                62,551
                                                                         --------              --------
Total costs of sales and expenses                                         160,520               169,778
                                                                         --------              --------

Operating earnings                                                         21,136                14,450

Other income and expense:
     Interest income and dividends                                            634                   533
     Interest expense                                                        (145)                  (84)
                                                                         --------              --------
Total net interest and dividends                                              489                   449

Earnings from continuing operations before
   income taxes and accounting change                                      21,625                14,899

Provision for income taxes                                                  6,722                 5,863
                                                                         --------              --------

Earnings from continuing operations
   before accounting change                                                14,903                 9,036

Loss from discontinued operations, net of applicable income
   taxes of $188 and $118                                                    (283)                 (182)

Cumulative effect of accounting change, net of applicable
   income taxes of $1,648                                                  (7,282)                   --
                                                                         --------              --------

Net earnings                                                             $  7,338              $  8,854
                                                                         ========              ========

Weighted average number of common
   shares outstanding                                                      26,775                27,300
                                                                         ========              ========

Basic and diluted earnings per share:
     Continuing operations before accounting change                      $   0.55              $   0.33
     Discontinued operations                                                (0.01)                (0.01)
     Cumulative effect of accounting change                                 (0.27)                   --
                                                                         --------              --------
Net earnings                                                             $   0.27              $   0.32
                                                                         ========              ========

Cash dividends per share                                                 $   0.30              $   0.35
                                                                         ========              ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                                         JOURNAL COMMUNICATIONS, INC.
                           Unaudited Consolidated Condensed Statements of Cash Flows
                                   (in thousands, except per share amounts)
                                                                             Three Periods Ended
                                                                             -------------------

                                                                   March 24, 2002        March 25, 2001
                                                                   --------------        --------------

Cash flow from operating activities:
     Earnings from continuing operations                                 $ 14,903              $  9,036
     Adjustments for non-cash items:
         Depreciation                                                      10,084                 9,325
         Amortization                                                         452                 2,561
         Provision for doubtful accounts                                      734                   584
         Net gain from disposal of assets                                      (9)                 (182)
         Net changes in assets and liabilities, excluding effects of sales and acquisitions:
                Accounts receivable                                         4,693                 7,113
                Inventories                                                 2,981                (4,366)
                Accounts payable                                           (8,015)               (5,010)
                Other current assets and liabilities                       (2,154)                3,347
                                                                         --------              --------
                  Net cash provided by operating activities                23,669                22,408
                                                                         --------              --------

Cash flow from investing activities:
     Proceeds from sale of assets                                              46                 4,685
     Property and equipment expenditures                                  (16,355)              (14,229)
     Other, net                                                                82                  (102)
                                                                         --------              --------
                  Net cash used for investing activities                  (16,227)               (9,646)
                                                                         --------              --------

Net cash used for discontinued operations                                    (295)                 (258)

Cash flow from financing activities:
     Net increase in lines of credit                                       64,975                16,145
     Proceeds from other long-term liabilities                                 83                    25
     Payments of other long-term liabilities                                  (60)                 (139)
     Purchases of units of beneficial interest                            (79,934)              (23,646)
     Sales of units of beneficial interest                                 13,972                   828
     Cash dividends                                                        (7,942)               (9,484)
     Deferred revenue                                                         (75)                   --
                                                                         --------              --------
                  Net cash used for financing activities                   (8,981)              (16,271)
                                                                         --------              --------

Net decrease in cash and cash equivalents                                  (1,834)               (3,767)

Cash and cash equivalents
     Beginning of year                                                     10,087                12,031
                                                                         --------              --------

     At March 24, 2002 and March 25, 2001                                $  8,253              $  8,264
                                                                         ========              ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------
     The accompanying consolidated condensed interim financial statements have been prepared by Journal Communications, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles in the United States to be included in an annual set of financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

     Operating results for the three periods ended March 24, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3.   Segment Information
     -------------------
                                                       Three Periods Ended
                                                       -------------------
                                                March 24, 2002  March 25, 2001
                                                --------------  --------------
     Revenues
     --------
     Journal Sentinel                                $ 48,053        $ 51,804
     Journal Broadcast Group                           30,680          26,959
     Norlight Telecommunications                       34,905          34,041
     IPC Communication Services                        26,478          27,679
     Add, Inc.                                         21,616          23,039
     NorthStar Print Group                             12,135          13,388
     PrimeNet Marketing Services                        8,681           8,411
     Corporate and eliminations                          (892)         (1,093)
                                                     --------        --------

                                                     $181,656        $184,228
                                                     ========        ========

     Earnings (losses) from continuing operations before income taxes
     ----------------------------------------------------------------

     Journal Sentinel                                $  5,554        $  6,810
     Journal Broadcast Group                            4,697               9
     Norlight Telecommunications                       10,340          10,894
     IPC Communication Services                           149            (327)
     Add, Inc.                                           (323)           (729)
     NorthStar Print Group                               (167)         (1,389)
     PrimeNet Marketing Services                          214            (121)
     Corporate and eliminations                           672            (697)
     Net interest and dividends                           489             449
                                                     --------        --------

                                                     $ 21,625        $ 14,899
                                                     ========        ========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

3.   Segment Information, continued
     ------------------------------
                                               March 24, 2002  December 31, 2001
                                               --------------  ----------------
                                                                    (Audited)
     Total assets
     ------------
     Journal Sentinel                                $140,575        $145,200
     Journal Broadcast Group                          276,318         296,723
     Norlight Telecommunications                      130,711         122,649
     IPC Communication Services                        50,666          50,494
     Add, Inc.                                         62,422          62,929
     NorthStar Print Group                             22,783          24,079
     PrimeNet Marketing Services                        5,370          13,181
     Corporate and eliminations                        26,686          17,049
                                                     --------        --------

                                                     $715,531        $732,304
                                                     ========        ========
4.   Comprehensive income
     --------------------
                                                       Three Periods Ended
                                                       -------------------
                                                  March 24, 2002  March 25, 2001
                                                  --------------  --------------

     Net earnings                                      $7,338          $8,854

     Foreign currency translation adjustments             173             (68)
                                                     --------        --------

     Comprehensive income                              $7,511          $8,786
                                                       ======          ======

5.   Goodwill and Other Intangible Assets
     ------------------------------------
     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements in the Company's case, are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. According to SFAS No. 142, broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because the Company has renewed these agreements without issue in the past and intends to renew them indefinitely in the future. Consequently, the Company has determined that the cash flows from both its broadcast licenses and its network affiliation agreements are expected to continue indefinitely.

     With the assistance of independent professional appraisers, the Company performed transitional impairment tests on its goodwill, broadcast licenses and network affiliation agreements. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has six reporting units with goodwill, which also are the Company's reportable segments. Goodwill was tested for impairment at the level of reporting unit. Broadcast licenses and network affiliation agreements were tested for impairment at the level of separate identifiable assets. As a result, in the three periods ended March 24, 2002, the Company recorded a transitional goodwill and customer list intangible asset impairment charge of $8,208 ($6,824 after tax) at PrimeNet Marketing Services and a transitional broadcast license intangible asset impairment charge of $722 ($458 after tax) at Journal Broadcast Group. For goodwill amortization that was nondeductible for income tax purposes, likewise, the transitional goodwill impairment charge is nondeductible. These charges are reported as the cumulative effect of accounting change in the Consolidated Condensed Statement of Income. The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill, broadcast licenses and network affiliation agreements. There can be no assurance that future impairment tests will not result in a charge to earnings.

     The following table reconciles the reported earnings from continuing operations before accounting change, net earnings and earnings per share from continuing operations before accounting change to that which would have resulted for the three periods ended March 25, 2001 if SFAS No. 142 had been adopted effective January 1, 2001:

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------
     Reported earnings from continuing operations before accounting change          $ 9,036
         Goodwill amortization, net of tax                                              506
         Broadcast license amortization, net of tax                                     718
         Network affiliation amortization, net of tax                                    17
                                                                                    -------
     Adjusted earnings from continuing operations before accounting change          $10,277
                                                                                    =======

     Reported net earnings                                                          $ 8,854
         Goodwill amortization, net of tax                                              508
         Broadcast license amortization, net of tax                                     718
         Network affiliation amortization, net of tax                                    17
                                                                                    -------
     Adjusted earnings                                                              $10,097
                                                                                    =======
     Basic and diluted earnings per share:
     Reported earnings from continuing operations before accounting change          $  0.33
         Goodwill amortization                                                         0.02
         Broadcast license amortization                                                0.03
         Network affiliation amortization                                                --
                                                                                    -------
     Adjusted earnings from continuing operations before accounting change          $  0.38
                                                                                    =======
     Basic and diluted earnings per share:
     Reported net earnings                                                          $  0.32
         Goodwill amortization                                                         0.02
         Broadcast license amortization                                                0.03
         Network affiliation amortization                                                --
                                                                                    -------
     Adjusted net earnings                                                          $  0.37
                                                                                    =======

     Intangible assets other than goodwill at March 24, 2002 and December 31, 2001 consisted of the following:
                                                   Gross            Accumulated              Net
                                              Carrying Amount      Amortization       Carrying Amount
---------------------------------------------------------------------------------------------------------------
As of March 24, 2002

Intangible assets subject to amortization:
Customer lists                                        $16,248           $12,864               $ 3,384
Non-compete agreements                                 17,790            15,119                 2,671
Other                                                  11,241            11,219                    22
                                                       ------            ------                    --
Total                                                 $45,279           $39,202               $ 6,077
                                                      =======           =======               =======
Indefinite life intangible assets:
Broadcast licenses                                   $142,887           $14,767              $128,120
Network affiliations                                   10,330               263                10,067
Other                                                   1,568                --                 1,568
                                                        -----                --                 -----
Total                                                $154,785           $15,030              $139,755
                                                     ========           =======              ========
As of December 31, 2001

Intangible assets subject to amortization:
Customer lists                                        $18,138           $13,369               $ 4,769
Non-compete agreements                                 17,690            14,795                 2,895
Other                                                  15,750            14,834                   916
                                                       ------            ------                   ---
Total                                                 $51,578           $42,998               $ 8,580
                                                      =======           =======               =======
Indefinite life intangible assets:
Broadcast licenses                                   $143,609           $14,767              $128,842
Network affiliations                                   10,330               263                10,067
Other                                                   1,568                --                 1,568
                                                        -----                --                 -----
Total                                                $155,507           $15,030              $140,477
                                                     ========           =======              ========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------

     In accordance with SFAS No. 142, amortization expense for the three periods ended March 24, 2002 was $452. Estimated amortization expense for each of the years ended December 31 is as follows:

                                  Year                   Amount
                                  ----                   ------
                                  2002                   $1,884
                                  2003                    1,646
                                  2004                    1,038
                                  2005                      464
                                  2006                      446

     The changes in the net carrying amount of goodwill, by reporting segment, for the three periods ending March 24, 2002 are as follows:

                                     Goodwill       Goodwill          Transfer of
                     Goodwill at    related to     related to       unidentifiable      Impairment       Goodwill at
     Segment       January 1, 2002 acquisitions   divestitures        intangible          losses       March 24, 2002
     -------       --------------- ------------   ------------        ----------          ------       --------------
     Journal
       Sentinel       $  2,084          $ --           $ --               $ --          $     --           $  2,084

     Journal
       Broadcast
       Group            76,584            (5)            --                167                --             76,746

     NorthStar
       Print Group       2,362            --             --                 --                --              2,362

     Add, Inc.          23,713            --            398                724                --             24,835

     Norlight
       Telecomm-
       unications          188            --             --                 --                --                 188

     PrimeNet
      Marketing
      Services           7,358            --             --                 --            (6,948)               410
                      --------          ----           ----               ----          --------           --------

     Total            $112,289          $ (5)          $398               $891          $ (6,948)          $106,625
                      ========          ====           ====               ====          ========           ========

According to SFAS No. 142, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business shall be included in the carrying amount of the business based on the relative fair values of the business disposed of and the portion of the reporting unit that is retained. The book value of Fox
Cities Newspapers' (the Newspapers) goodwill equaled $398 as of December 31, 2001. As discussed in note 6 below, the
Company announced the closure of the Newspapers in January 2002. Based upon the valuation of the Newspapers and its reporting unit, Add, Inc., the value of goodwill relative to the Newspapers now equals zero. Therefore, upon adoption of SFAS No. 142, the Newspapers' goodwill that was classified in net non-current assets of discontinued operations in the December 31, 2001 Consolidated Condensed Balance Sheet has been reclassified to the Add, Inc. reporting unit goodwill in the March 24, 2002 Consolidated Condensed Balance Sheet.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------

     The changes in the net carrying amount of goodwill, by reporting segment, for the three periods ending March 25, 2001 are as follows:

                                                Goodwill
                         Goodwill at           related to                               Goodwill at
     Segment           January 1, 2001        divestitures       Amortization         March 25, 2001
     -------           ---------------        ------------       ------------         --------------
     Journal
       Sentinel             $  2,090              $  --              $  (1)               $  2,089

     Journal
       Broadcast
       Group                  76,352                 --               (488)                 75,864

     NorthStar
       Print Group             2,736               (296)               (18)                  2,422

     Add, Inc.                24,411                 --               (161)                 24,250

     Norlight
       Telecomm-
       unications                202                 --                 (3)                    199

     PrimeNet
       Marketing
       Services                7,581                 --                (52)                  7,529
                            --------              -----              -----                --------

     Total                  $113,372              $(296)             $(723)               $112,353
                            ========              =====              =====                ========

6.   Discontinued Operations
     -----------------------
     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations. The closure of the Newspapers in January 2002 has been reported as a discontinued operation.

     In January 2002, the Company announced the immediate closure of the Newspapers, located in and around Appleton, Wisconsin. The Newspapers were part of the Add, Inc. reporting segment. The Newspapers were considered a start-up operation that included six weekly papers, which were either acquired or launched in 1999. After a significant start-up effort the Company concluded it did not expect the Newspapers to become profitable in the foreseeable future. The Company has recorded closure costs of $395 ($237 after tax) which is reported in the loss from discontinued operations in the Consolidated Condensed Statements of Income. The Company expects to record additional closure costs in the second quarter; however, they are not expected to be material.

     The following table summarizes the results of operations of the Newspapers which are included in the loss from discontinued operations:

                                                  Three Periods Ended
                                                  -------------------
                                          March 24, 2002     March 25, 2001
                                          --------------     --------------

     Revenue                                     $  160              $ 837
     Losses before income tax benefit              (471)              (300)

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)


6.   Discontinued Operations, continued
     ----------------------------------

     At March 24, 2002 and December 31, 2001, the net assets and liabilities of the Newspapers consisted of the following:

                                                   Three Periods Ended
                                                   -------------------
                                           March 24, 2002    December 31, 2001
                                           --------------    -----------------

     Other current assets                        $   10             $   12
     Accrued expenses                                --                (44)
                                                  -----             ------
     Net current assets (liabilities)            $   10             $  (32)
                                                 ======             ======

     Property and equipment                      $  223             $  223
     Goodwill and intangible assets                 143                543
                                                 ------             ------
     Net non-current assets                      $  366             $  766
                                                 ======             ======

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Accounting Periods Ended March 24, 2002 Compared to Three Accounting
--------------------------------------------------------------------------
Periods Ended March 25, 2001
----------------------------

Consolidated revenue from continuing operations for the three accounting periods ended March 24, 2002 of $181.7 million was $2.5 million behind the same period last year when revenue from continuing operations was $184.2 million. Revenue increases at Journal Broadcast Group, Norlight Telecommunications (Norlight) and PrimeNet Marketing Services (PrimeNet) were more than offset by decreases at Journal Sentinel Inc. (Journal Sentinel), IPC Communication Services (IPC), Add, Inc. and NorthStar Print Group (NorthStar).

Earnings from continuing operations before accounting change were $14.9 million for the first quarter 2002 compared to $9.0 million in the same quarter last year. If SFAS No. 142 had been adopted effective January 1, 2001, earnings from continuing operations before accounting change would have been $10.3 million in the first quarter 2001. The decisions made in 2001 to control costs, reduce the Company's work force and shut down or transition certain operating business units have contributed to the increase in earnings in the first quarter 2002.

Journal Sentinel
----------------

Revenue from continuing operations of Journal Sentinel of $48.1 million in the first quarter 2002 decreased $3.7 million from $51.8 million in the first quarter last year. The revenue categories are as follows:

                                            Three periods ended
                                            -------------------
                                   March 24, 2002            March 25, 2001
                                   --------------            --------------
                                              ($ in millions)

         Advertising
           Retail                      $16.1                     $15.4
           General                       2.4                       2.7
           Classified                   13.9                      17.8
                                      ------                    ------
          Total advertising             32.4                      35.9

         Circulation                    10.4                      10.9
         Other                           5.3                       5.0
                                      ------                    ------

         Total revenue                 $48.1                     $51.8
                                       =====                     =====

The $3.5 million decline in advertising revenue in the first quarter 2002 compared to the same period last year is primarily attributed to a $3.9 million decrease in classified advertising. Employment advertising is the single largest factor contributing to the decrease. Employment classified advertising is $3.5 million or 35% behind the same period last year. Retail and general advertising increased $0.4 million largely due to the increase in preprint advertising.

Circulation revenue decreased $0.5 million in the first quarter 2002 primarily due to the decline in average net paid circulation for the daily and Sunday newspapers of 7.2% and 2.3%, respectively. A decline in net paid circulation was expected because in January 2002 Journal Sentinel eliminated home delivery of its newspapers in all but the twelve counties in southeastern Wisconsin.

Pretax earnings from continuing operations were $5.6 million in the first quarter of 2002 compared to $6.8 million in the same period last year. The decrease in revenue is the main reason for the decrease in pretax earnings. However, earnings were positively impacted by the $1.7 million decrease in total cost of newsprint and reduced payroll and selling and administration expenses in the first quarter 2002 compared to the first quarter 2001. During 2001, Journal Sentinel used voluntary and involuntary work force reduction programs to reduce its cost structure.

Journal Broadcast Group
-----------------------

Revenue from continuing operations of Journal Broadcast Group was $30.7 million in the first quarter of 2002 compared to $27.0 million for the same period last year. Pretax earnings from continuing operations were $4.7 million in the first quarter 2002 compared to breakeven results in the same period last year.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The breakdown of revenue and pretax earnings from continuing operations between the television operations and the radio operations is as follows:

                                                 Three Periods Ended
                                                 -------------------
                                          March 24, 2002     March 25, 2001
                                          --------------     --------------
                                                   ($in millions)

     Revenue
         Television                               $15.8              $13.0
         Radio                                     14.9               14.0
                                                  -----              -----
         Total                                    $30.7              $27.0
                                                  =====              =====

     Earnings from continuing operations
       before income taxes
         Television                                 3.1                0.7
         Radio                                      1.6               (0.7)
                                                  -----              -----
         Total                                    $ 4.7              $ 0.0
                                                  =====              =====

Revenue from the television stations increased $2.8 million in the first quarter 2002 compared to the same period last year. The major reasons for the increased revenue were advertising sales generated during the broadcast of the 2002 Winter Olympics and the addition of a television station in Boise, Idaho that was acquired on December 31, 2001. Pretax earnings of $3.1 million increased by $2.4 million from the same period last year. A substantial portion of the pretax earnings growth is attributed to the 2002 Olympics. In addition, pretax earnings were helped by the discontinuation of goodwill and broadcast license amortization expense by $0.3 million and cost containment initiatives that were implemented in 2001.

Revenue from the radio operations was $14.9 million in the first quarter of 2002, an increase of $0.9 million from $14.0 million in the same period last year. Pretax earnings of $1.6 million in the first quarter of 2002 increased $2.3 million from a pretax loss of $0.7 million last year. Pretax earnings of the radio group were positively impacted by the discontinuation of $1.4 million of goodwill and broadcast license amortization expense in the first quarter of 2002. In addition, the combination of strong programs and increased ratings in the Milwaukee, Wisconsin; Omaha, Nebraska; Knoxville, Tennessee and Springfield, Missouri radio markets and tight cost controls in all markets has also favorably impacted earnings.

Norlight
--------

Norlight increased revenues by 2.5% to $34.9 million in the first quarter of 2002 compared to $34.0 million in the same period last year. Norlight continues to see demand for quality telecommunication services within the markets it serves; however, the slowdown in the telecommunications industry has slowed the growth of revenue that Norlight has experienced in the past few years. However, pretax earnings from continuing operations decreased $0.6 million to $10.3 million in the first quarter 2002 compared to the same period last year. The decline in pretax earnings is attributed to price reductions for existing and renewal customer contracts that occurred in 2001. In addition, depreciation expense increased $0.8 million in the first quarter 2002, resulting from the completion of several capital investment initiatives in 2001.

WorldCom and Global Crossing (Global Crossing filed for Chapter 11 bankruptcy protection in January 2002) continue to be Norlight's top two customers. The loss of one of these two customers would adversely affect the Company's results of operations. Norlight diligently continues to closely monitor its customers' accounts.

IPC
---

In the first quarter 2002, IPC's revenue decreased 4.3% to $26.5 million from $27.7 million in the same period last year. The slowdown in the economy coupled with last year's decision to consolidate its U.S. operations and eliminate customers that did not fit the company's long term strategic business plans contributed to the revenue decline. However, pretax earnings from continuing operations were $0.1 million compared to a pretax loss of $0.3 million in the same period last year. Reduced operational costs and improved profit margins on several customer accounts contributed to the improved operating results.

                         JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

On April 29, 2002, a resolution was approved by the Board of Directors for IPC France to proceed to close IPC France through a liquidation process. This resolution was approved after receiving the opinion of The Workers Committee on Book IV, which reviews the economic situation and the reasons for this decision, as required under French law.

The process of shutting down IPC France cannot begin until Book III is completed. Book III is a required step in the process that defines such things as the notice period, severance packages, training and outplacement assistance for those losing their jobs. The closing of the facility will begin after the consultation on Book III is completed. The Company currently expects IPC France to be closed by the end of 2002.

Add, Inc.
---------

Revenue of Add, Inc. from continuing operations was $21.6 million in the first quarter 2002, a 6.2% decrease from $23.0 million in the same period last year. Add, Inc. reported a pretax loss from continuing operations of $0.3 million compared to a loss of $0.7 million in the same period last year. In 2002, the discontinuation of goodwill amortization had a $0.2 million favorable impact on Add, Inc.'s pretax loss from continuing operations. In addition, the 2001 closings of certain publications in Florida and Ohio that recorded operating losses in the first quarter 2001 had a positive impact on the 2002 earnings comparison. Also, the total cost of newsprint decreased $0.2 million in the first quarter 2002 compared to the same period last year.

NorthStar
---------

NorthStar recorded year-to-date revenue from continuing operations of $12.1 million compared to $13.4 million in 2001, a decrease of 9.4%. Pretax loss from continuing operations was $0.2 million compared to a pretax loss of $1.4 million in the same period last year. The reported decline in revenue and the decrease in pretax loss in the first quarter 2002 can be attributed to the March 2001 sale of certain of the assets of NorthStar's display division in Milwaukee, Wisconsin. In the first quarter 2001, these operations reported revenue and a pretax loss of $2.9 million and $1.2 million, respectively.

PrimeNet
--------

At PrimeNet, first quarter revenue of $8.7 million increased 3.2% from $8.4 million in the same period last year. Additionally, in the first quarter 2002, PrimeNet recorded pretax earnings from continuing operations of $0.2 million compared to a pretax loss of $0.1 million last year. New product offerings that resulted in higher sales and tight cost controls have helped to improve PrimeNet's operating results in the first quarter 2002.

Non Operating Income and Taxes From Continuing Operations
---------------------------------------------------------

Interest income and dividends were $0.6 million in the first quarter 2002 compared to $0.5 million in 2001. In the first quarter 2002, the Company received interest income from refunds of state income taxes. In the same quarter last year, the Company received interest income from the refund of federal income taxes. In the first quarter 2002 and 2001, the Company received dividends from preferred stock.

The year-to-date effective tax rate on continuing operations was 31.08% in 2002 compared to 39.35% in the same period last year. In the first quarter 2002, the difference between the statutory federal tax rate and the effective tax rate is primarily the result of foreign tax attributes.

Discontinued Operations
-----------------------

In January 2002, the Company announced the immediate closure of the Fox Cities Newspapers (the Newspapers), located in and around Appleton, Wisconsin. The Newspapers were part of the Add, Inc. reporting segment. The Newspapers were considered a start-up operation that included six weekly papers, which were either acquired or launched in 1999. The Company did not expect the Newspapers to become profitable in the foreseeable future. The Newspapers operations have been reflected as discontinued operations, and accordingly, prior period financial statements have been restated to reflect this treatment.

Net revenues from discontinued operations were $0.2 million and $0.8 million in the first quarter of 2002 and 2001, respectively. Net current and non-current assets of discontinued operations were $0.4 million at March 24, 2002 and $0.7 million at December 31, 2001. The Company has recorded closure costs of $0.4 million ($0.2 million after tax) which are reported in the loss from discontinued operations. The Company expects to record additional closure costs in the second quarter; however, the Company does not expect the additional closure costs to be material.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Capital Resources
-------------------------------

Cash provided by continuing operations was $23.7 million in the first quarter 2002 compared to $22.4 million in the first quarter 2001. The increase in cash provided is due to the increase in earnings from continuing operations and the increase in accounts payable.

Cash used for investing activities was $16.2 million year-to date in 2002 compared to $9.6 million during the same time period in 2001. The Company continues to invest in the building of the new Journal Sentinel production facility, the Norlight fiber optic network and digital television equipment at Journal Broadcast Group. In the first quarter 2001, the Company had $4.4 million in proceeds from the sale of certain of the assets of the Milwaukee operation of NorthStar. Cash used for discontinued operations was $0.3 million in the first quarter of 2002 and 2001.

Cash used for financing activities was $9.0 million in the first quarter 2002 compared with $16.3 million in the same period last year. The Company increased its borrowing under the lines of credit and demand note by $65.0 million. The increased borrowing was primarily used to purchase units of beneficial interest (units) from employees and former employees of the Company. In the first quarter 2002, purchases of units were $80.0 million compared with $23.6 million in the same period last year. Sales of units were $14.0 million and $0.8 million in the first quarter of 2002 and 2001, respectively.

The Company has various unsecured short-term lines of credit with banks to support its cash requirements. As of March 24, 2002, the Company had borrowings of $69.4 million under these lines of credit and available credit of $9.6 million. The Company is currently negotiating a single, syndicated short-term credit facility in the amount of $120 million. The Company believes that current cash balances, expected cash flows from operations and borrowings under bank credit facilities will be adequate to provide for the Company's capital expenditures, cash dividends, purchases of units at levels the Company currently anticipates and working capital requirements for the foreseeable future.

Forward-Looking Statements
--------------------------

This interim report on Form 10-Q contains statements that the Company believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this interim report, words such as "may," "will," "intend," "anticipate," "believe" or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, interest rates, regulatory rulings, the outcome of pending and future litigation, the availability of quality broadcast programming at competitive prices, changes in network affiliation agreements, changes in regulations governing the number of broadcast licenses that a person may control, quality and rating of network over-the-air broadcast programs available to the Company's customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper, and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Newspaper Merger Class Action Suit - On May 4, 1999, five former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from the Company as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of the plaintiff class to sell back units at any time over a period of up to ten years, depending on their retirement status or years of unit ownership.

                          JOURNAL COMMUNICATIONS, INC.

On May 7, 2002, the parties reached an out-of-court settlement, subject to approval by the judge. The Company has agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. The Company has also agreed to allow certain members of the plaintiff class to retain certain rights for a period of time as to units of beneficial interest in the Company. Plaintiffs and their counsel value these rights at approximately $0.6 million. The settlement amount, net of insurance proceeds, has been fully reserved in prior periods.

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

                                      JOURNAL COMMUNICATIONS, INC.
                                      ----------------------------
                                      Registrant


Date  May 8, 2002                     /s/ Steven J. Smith
     ------------------------         -----------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer


Date  May 8, 2002                     /s/ Paul M. Bonaiuto
     ------------------------         -----------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer