Form 10-Q
period 2002-06-16
JOURNAL COMMUNICATIONS INC
filed 2002-07-30
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 16, 2002

                                       or

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



As of June 16, 2002, there were outstanding 26,767,133 shares of Journal Communications, Inc. Common Stock - par value $0.125

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                        Page No.

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets as of
                  June 16, 2002 (Unaudited) and December 31, 2001              2

                  Unaudited Consolidated Condensed Statements of
                  Income for the Three and Six Periods Ended June 16,
                  2002 and June 17, 2001                                       3

                  Unaudited Consolidated Condensed Statements
                  of Cash Flows for the Six Periods Ended June 16,
                  2002 and June 17, 2001                                       4

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements - June 16, 2002                         5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risk                                                 20


 Part II.Other Information

         Items 1 - 5                                                          20

         Item  6                                                              21

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                          JOURNAL COMMUNICATIONS, INC.
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                        June 16,    December 31,
ASSETS                                                    2002          2001
------                                                -----------   ------------
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                            $   6,991     $   8,911
  Receivables, less allowance for doubtful accounts
   of $5,290 and $3,939                                   94,907        93,705
  Inventories, lower of cost (first-in-first-out)
   or market:
    Paper and supplies                                     8,442         9,797
    Work in process                                        3,234         2,416
    Finished goods                                         6,187         7,483
                                                       ---------     ---------
                                                          17,863        19,696

  Prepaid expenses                                         5,158         9,755
  Deferred income taxes                                    5,696         5,696
  Net current assets of discontinued operations               --         1,254
                                                       ---------     ---------
         Total current assets                            130,615       139,017

Property and equipment, at cost, less accumulated
  depreciation of $333,169 and $319,022                  327,147       320,436
Goodwill, net                                            106,635       112,289
Broadcast licenses, net                                  128,120       128,842
Other intangibles assets                                  17,222        20,215
Deferred charges and other assets                          5,728         6,011
Net non-current assets of discontinued operations          1,263         2,004
                                                       ---------     ---------
         Total assets                                  $ 716,730     $ 728,814
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks                               $  51,365     $   4,420
  Accounts payable                                        36,437        43,148
  Accrued compensation                                    22,299        23,794
  Deferred revenue                                        23,076        21,147
  Accrued employee benefits                               21,568        23,882
  Other current liabilities                               17,415        21,952
  Current portion of long-term obligations                 1,478         1,909
  Net current liabilities of discontinued operations         575            --
                                                       ---------     ---------
      Total current liabilities                          174,213       140,252

Long-term obligations                                      2,073         2,880
Deferred revenue                                           7,521         7,786
Long-term accrued employee benefits                       21,422        19,508
Deferred income taxes                                     25,508        25,508

Stockholders' equity:
  Common stock - authorized and issued 28,800
   shares ($0.125 par value)                               3,600         3,600
  Retained earnings                                      563,052       556,139
  Accumulated other comprehensive loss                    (4,238)       (3,813)
  Units of beneficial interest in treasury, at cost      (76,421)      (23,046)
                                                       ---------     ---------
      Total stockholders' equity                         485,993       532,880
                                                       ---------     ---------
      Total liabilities and stockholders' equity       $ 716,730     $ 728,814
                                                       =========     =========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                                          JOURNAL COMMUNICATIONS, INC.
                             Unaudited Consolidated Condensed Statements of Income
                                    (in thousands, except per share amounts)

                                                               Three Periods Ended        Six Periods Ended
                                                              ----------------------    ----------------------
                                                              June 16,     June 17,     June 16,     June 17,
                                                                2002         2001         2002         2001
                                                              ---------    ---------    ---------    ---------
Continuing operations:
Revenue:
  Publishing                                                  $  67,349    $  70,624    $ 130,976    $ 138,912
  Broadcasting                                                   34,931       32,817       65,611       59,776
  Telecommunications                                             34,194       35,357       69,099       69,398
  Printing                                                       41,561       44,422       84,766       90,066
  Other                                                           7,845        7,571       15,634       14,889
                                                              ---------    ---------    ---------    ---------
Total revenue                                                   185,880      190,791      366,086      373,041

Costs of sales and expenses:
  Publishing                                                     29,513       32,552       59,455       64,631
  Broadcasting                                                   13,413       12,649       26,496       24,960
  Telecommunications                                             18,607       17,301       36,830       33,920
  Printing                                                       33,434       36,808       69,783       75,050
  Other                                                           6,383        6,287       12,664       12,430
                                                              ---------    ---------    ---------    ---------
  Total cost of sales                                           101,350      105,597      205,228      210,991
  Selling and administrative expenses                            51,193       63,874      105,681      126,037
                                                              ---------    ---------    ---------    ---------
Total costs of sales and
 expenses                                                       152,543      169,471      310,909      337,028

Operating earnings                                               33,337       21,320       55,177       36,013

Other income and expense:
  Interest income and dividends                                     202          378          833          890
  Interest expense                                                 (163)          --         (308)         (84)
                                                              ---------    ---------    ---------    ---------
Total net interest and dividends                                     39          378          525          806

Earnings from continuing operations before income taxes
 and accounting change                                           33,376       21,698       55,702       36,819
Provision for income taxes                                       14,884        8,504       24,085       14,445
                                                              ---------    ---------    ---------    ---------
Earnings from continuing operations before accounting
  change                                                         18,492       13,194       31,617       22,374
Loss from discontinued operations, net of applicable
 income taxes of $2,515, $351, $5,182 and $547                   (1,834)        (623)        (339)        (949)
Cumulative effect of accounting change, net of
 applicable income taxes of $0, $0, $1,648 and $0                    --           --       (7,282)          --
                                                              ---------    ---------    ---------    ---------

Net earnings                                                  $  16,658    $  12,571    $  23,996    $  21,425
                                                              =========    =========    =========    =========

Weighted average number of common shares outstanding             26,749       28,139       26,762       27,720

Basic and diluted earnings per share:
  Continuing operations before accounting change              $    0.69    $    0.47    $    1.18    $    0.81
  Discontinued operations                                         (0.06)       (0.02)       (0.01)       (0.04)
  Cumulative effect of accounting change                             --           --        (0.27)          --
                                                              ---------    ---------    ---------    ---------
Net earnings per share                                        $    0.63    $    0.45    $    0.90    $    0.77
                                                              =========    =========    =========    =========
Cash dividends per share                                      $    0.30    $    0.35    $    0.60    $    0.70
                                                              =========    =========    =========    =========


See accompanying notes to unaudited consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                       Six Periods Ended
                                                       -----------------
                                                June 16, 2002      June 17, 2001
                                                -------------      -------------

Cash flow from operating activities:
  Earnings from continuing operations
   before accounting change                       $  31,617          $  22,374
  Adjustments for non-cash items:
    Depreciation                                     20,208             18,245
    Amortization                                        942              5,119
    Provision for doubtful accounts                   1,351              1,614
    Net (gain) loss from disposal of assets             224                (85)
  Net changes in assets and liabilities,
   excluding effects of sales:
    Accounts receivable                              (2,522)            (1,278)
    Inventories                                       2,036             (4,229)
    Accounts payable                                 (7,002)           (10,786)
    Other current assets and liabilities              4,616              9,463
                                                  ---------          ---------
Net cash provided by operating activities            51,470             40,437

Cash flow from investing activities:
  Proceeds from sale of assets                          434              4,693
  Property and equipment expenditures               (27,597)           (31,186)
  Other, net                                            265                (61)
                                                  ---------          ---------
Net cash used for investing activities              (26,898)           (26,554)

Net cash used for discontinued operations            (1,706)               (90)

Cash flow from financing activities:
  Net increase in notes payable to banks             46,945                 --
  Proceeds from other long-term liabilities              63                 38
  Payments of other long-term liabilities            (1,187)            (1,373)
  Purchases of units of beneficial interest         (93,186)           (45,250)
  Sales of units of beneficial interest              38,709             69,322
  Cash dividends                                    (15,981)           (19,420)
  Deferred revenue                                     (149)                --
                                                  ---------          ---------
Net cash (used for) provided by financing
 activities                                         (24,786)             3,317

Net increase (decrease) in cash and cash
 equivalents                                         (1,920)            17,110

Cash and cash equivalents
  Beginning of year                                   8,911             10,049
                                                  ---------          ---------

  At June 16, 2002 and June 17, 2001              $   6,991          $  27,159
                                                  =========          =========

See accompanying notes to unaudited consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         ---------------------------------------------------------------
                    (in thousands, except per share amounts)

1.   Basis of Presentation
     ---------------------
     The accompanying Consolidated Condensed Financial Statements have been prepared by Journal Communications, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles in the United States to be included in an annual set of financial statements. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest audited financial statements.

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

     Operating results for the six periods ended June 16, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3.   Segment Information
     -------------------
                                Three Periods Ended        Six Periods Ended
                               ----------------------    ----------------------
                               June 16,     June 17,     June 16,     June 17,
                                 2002         2001         2002         2001
                               ---------    ---------    ---------    ---------
Revenues
--------
Journal Sentinel               $  49,464    $  52,828    $  97,517    $ 104,632
Journal Broadcast Group           34,931       32,817       65,611       59,776
Norlight Telecommunications       34,194       35,357       69,099       69,398
IPC Communication Services        21,246       23,998       46,274       49,699
Add, Inc.                         24,185       25,482       45,801       48,521
NorthStar Print Group             14,015       12,738       26,150       26,126
PrimeNet Marketing Services        8,551        8,602       17,232       17,013
Corporate and eliminations          (706)      (1,031)      (1,598)     (2,124)
                               ---------    ---------    ---------    ---------
                               $ 185,880    $ 190,791    $ 366,086    $ 373,041
                               =========    =========    =========    =========

Earnings (losses) from continuing operations before income taxes and accounting
-------------------------------------------------------------------------------
change
------
Journal Sentinel               $   9,634    $   7,115    $  15,188    $  13,925
Journal Broadcast Group            7,649        4,122       12,346        4,131
Norlight Telecommunications        9,298       11,288       19,638       22,182
IPC Communication Services           468       (1,887)       1,321       (1,971)
Add, Inc.                          1,219        1,783          896        1,054
NorthStar Print Group                833          (88)         666       (1,477)
PrimeNet Marketing Services          188         (112)         402         (233)
Corporate and eliminations         4,048         (901)       4,720       (1,598)
Net interest and dividends            39          378          525          806
                               ---------    ---------    ---------    ---------
                               $  33,376    $  21,698    $  55,702    $  36,819
                               =========    =========    =========    =========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

3.   Segment Information, continued
     ------------------------------
                                                                    December 31,
                                                June 16, 2002           2001
                                                -------------       ------------
                                                                     (Audited)
     Identifiable total assets
     Journal Sentinel                             $ 154,513          $ 145,200
     Journal Broadcast Group                        293,367            296,723
     Norlight Telecommunications                    119,227            122,649
     IPC Communication Services                      38,715             47,036
     Add, Inc.                                       64,783             62,897
     NorthStar Print Group                           25,239             24,079
     PrimeNet Marketing Services                      6,080             13,181
     Corporate and eliminations                      14,806             17,049
                                                  ---------          ---------
                                                  $ 716,730          $ 728,814
                                                  =========          =========

4.   Comprehensive Income
     --------------------
                                Three Periods Ended        Six Periods Ended
                               ----------------------    ----------------------
                               June 16,     June 17,     June 16,     June 17,
                                 2002         2001         2002         2001
                               ---------    ---------    ---------    ---------

     Net earnings              $  16,658    $  12,571    $  23,996    $  21,425
     Foreign currency
      translation adjustments       (598)          17         (425)         (12)
                               ---------    ---------    ---------    ---------
     Comprehensive income      $  16,060    $  12,588    $  23,571    $  21,413
                               =========    =========    =========    =========

5.   Goodwill and Other Intangible Assets
     ------------------------------------
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements in the Company's case, are no longer systematically amortized but, instead, are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because the Company has renewed these agreements without issue in the past and intends to renew them indefinitely in the future. Consequently, the Company has determined that the cash flows from both its broadcast licenses and its network affiliation agreements are expected to continue indefinitely.

     With the assistance of independent professional appraisers, the Company performed transitional impairment tests on its goodwill, broadcast licenses and network affiliation agreements. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has six reporting units with goodwill, which also are the Company's reportable segments. Goodwill was tested for impairment at the level of reporting unit. Broadcast licenses and network affiliation agreements were tested for impairment at the level of separate identifiable assets. As a result, in the three periods ended March 24, 2002, the Company recorded a transitional goodwill and customer list intangible asset impairment charge of $8,208 ($6,824 after tax) at PrimeNet Marketing Services and a transitional broadcast license intangible asset impairment charge of $722 ($458 after tax) at Journal Broadcast Group. For goodwill amortization that was nondeductible for income tax purposes, likewise, the transitional goodwill impairment charge is nondeductible. These charges are reported as the cumulative effect of accounting change in the Consolidated Condensed Statement of Income. The Company is required to perform impairment tests each year, or between yearly tests in certain circumstances, for goodwill, broadcast licenses and network affiliation agreements. There can be no assurance that future impairment tests will not result in a charge to earnings.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------
     The following table reconciles the reported earnings from continuing operations before accounting change, net earnings and earnings per share from continuing operations before accounting change to that which would have resulted for the three and six periods ended June 17, 2001 if SFAS No. 142 had been adopted effective January 1, 2001:

                                                       Three           Six
                                                   Periods Ended   Periods Ended
                                                   June 17, 2001   June 17, 2001
                                                   -------------   -------------
     Reported earnings from continuing
      operations before accounting change             $13,194         $22,374
       Goodwill amortization, net of tax                  506           1,012
       Broadcast license amortization, net of tax         719           1,437
       Network affiliation agreements amortization,
        net of tax                                         17              34
                                                      -------         -------
     Adjusted earnings from continuing operations
       before accounting change                       $14,436         $24,857
                                                      =======         =======

     Reported net earnings                            $12,571         $21,425
       Goodwill amortization, net of tax                  508           1,016
       Broadcast license amortization, net of tax         719           1,437
       Network affiliation agreements amortization,
        net of tax                                         17              34
                                                      -------         -------
     Adjusted net earnings                            $13,815         $23,912
                                                      =======         =======
     Basic and diluted earnings per share:
     Reported earnings from continuing operations
      before accounting change                        $  0.47         $  0.81
       Goodwill amortization, net of tax                 0.02            0.04
       Broadcast license amortization, net of tax        0.03            0.06
       Network affiliation agreements
        amortization, net of tax                           --              --
                                                      -------         -------
     Adjusted earnings from continuing operations
      before accounting change                        $  0.52         $  0.91
                                                      =======         =======
     Basic and diluted earnings per share:
     Reported net earnings                            $  0.45         $  0.77
       Goodwill amortization, net of tax                 0.02            0.04
       Broadcast license amortization, net of tax        0.03            0.06
       Network affiliation agreements amortization,
        net of tax                                         --              --
                                                      -------         -------
     Adjusted net earnings                            $  0.50         $  0.87
                                                      =======         =======

     Intangible assets other than goodwill at June 16, 2002 and December 31, 2001 consisted of the following:

                                            Gross Carrying   Accumulated    Net Carrying
                                                Amount       Amortization      Amount
                                            --------------   ------------   ------------
As of June 16, 2002
Intangible assets subject to amortization:
Customer lists                                 $ 16,248        $ 12,989       $  3,259
Non-compete agreements                           17,790          15,480          2,310
Other                                            11,625          11,607             18
                                               --------        --------       --------
Total                                          $ 45,663        $ 40,076       $  5,587
                                               ========        ========       ========
Indefinite life intangible assets:
Broadcast licenses                             $143,609        $ 15,489       $128,120
Network affiliation agreements                   10,330             263         10,067
Other                                             1,568              --          1,568
                                               --------        --------       --------
Total                                          $155,507        $ 15,752       $139,755
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

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------

                                            Gross Carrying   Accumulated    Net Carrying
                                                Amount       Amortization      Amount
                                            --------------   ------------   ------------
As of December 31, 2001

Intangible assets subject to amortization:
Customer lists                                 $ 18,138        $ 13,369       $  4,769
Non-compete agreements                           17,690          14,795          2,895
Other                                            16,134          15,218            916
                                               --------        --------       --------
Total                                          $ 51,962        $ 43,382       $  8,580
                                               ========        ========       ========
Indefinite life intangible assets:
Broadcast licenses                             $143,609        $ 14,767       $128,842
Network affiliation agreements                   10,330             263         10,067
Other                                             1,568              --          1,568
                                               --------        --------       --------
Total                                          $155,507        $ 15,030       $140,477
                                               ========        ========       ========

     In accordance with SFAS No. 142, amortization expense was $490 for the three periods ended June 16, 2002 and $942 for the six periods ended June 16, 2002. Estimated amortization expense for each of the years ended December 31 is as follows:

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

     The changes in the net carrying amount of goodwill, by reporting segment, for the six periods ending June 16, 2002 are as follows:

                               Goodwill at     Goodwill       Goodwill      Transfer of                  Goodwill at
                               January 1,     related to     related to    unidentifiable   Impairment    June 16,
Segment                           2002       acquisitions   divestitures     intangible       losses        2002
-------                        -----------   ------------   ------------   --------------   ----------   -----------
Journal Sentinel                $  2,084        $   --         $   --          $   --        $     --     $   2,084

Journal Broadcast  Group          76,584             5             --             167              --        76,756

NorthStar Print Group              2,362            --             --              --              --         2,362

Add, Inc.                         23,713            --            398             724              --        24,835

Norlight Telecommunications          188            --             --              --              --           188

PrimeNet Marketing Services        7,358            --             --              --          (6,948)          410
                                --------        ------         ------          ------        --------     ---------
Total                           $112,289        $    5         $  398          $  891        $ (6,948)    $ 106,635
                                ========        ======         ======          ======        ========     =========

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

5.   Goodwill and Other Intangible Assets, continued
     -----------------------------------------------
     According to SFAS No. 142, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business disposed of and the portion of the reporting unit that is retained. The book value of Fox Cities Newspapers' (the Newspapers) goodwill equaled $398 as of December 31, 2001. As discussed in Note 7 below, the Company announced the closure of the Newspapers in January 2002. Based upon the valuation of the Newspapers and its reporting unit, Add, Inc., the value of goodwill relative to the Newspapers now equals zero. Therefore, upon adoption of SFAS No. 142, the Newspapers' goodwill that was classified in net non-current assets of discontinued operations in the December 31, 2001 Consolidated Condensed Balance Sheet has been reclassified to the Add, Inc. reporting unit goodwill in the June 16, 2002 Consolidated Condensed Balance Sheet.

     The changes in the net carrying amount of goodwill, by reporting segment, for the six periods ending June 17, 2001 are as follows:

                         Goodwill at     Goodwill                    Goodwill at
                         January 1,     related to                    June 17,
     Segment                2001       divestitures   Amortization      2001
     -------             -----------   ------------   ------------   -----------

     Journal Sentinel     $   2,090      $     --       $     (3)     $   2,087

     Journal Broadcast
      Group                  76,352            --           (976)        75,376

     NorthStar Print
      Group                   2,736          (296)           (36)         2,404

     Add, Inc.               24,411            --           (322)        24,089

     Norlight
      Telecommunications        202            --             (6)           196

     PrimeNet Marketing
      Services                7,581            --           (103)         7,478
                          ---------      --------       --------      ---------
     Total                $ 113,372      $   (296)      $ (1,446)     $ 111,630
                          =========      ========       ========      =========

6.   Notes Payable to Banks
     ----------------------
     On May 31, 2002, the Company entered into a new $120,000 revolving credit agreement, expiring May 30, 2003, with a syndicate of seven banks, to support its cash requirements. Borrowing under this credit agreement can be at the Base Rate (derived from prime or Federal Fund rates) or at the LIBOR based rate, as defined in the credit agreement. As of June 16, 2002, the Company had borrowings of $51,365 under the credit agreement, including $21,365 bearing interest at the Base Rate of 4.75% and $30,000 bearing interest at the LIBOR based rate of 2.775%. Upon signing the credit agreement, the Company paid fees of $255 which will be amortized over the life of the credit agreement.

7.   Discontinued Operations
     -----------------------
     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

7.   Discontinued Operations, continued
     ----------------------------------
     In January 2002, the Company announced the immediate closure of the Newspapers, located in and around Appleton, Wisconsin. The Newspapers were part of the Add, Inc. reporting segment. The Newspapers included six weekly papers, which were either acquired or launched in 1999. After a significant effort, the Company concluded it did not expect the Newspapers to become profitable in the foreseeable future. The Company has recorded closure costs of $487, which is reported in the loss from discontinued operations in the Consolidated Condensed Statements of Income.

     The following table summarizes the results of operations of the Newspapers, which are included in the loss from discontinued operations in the Consolidated Condensed Statements of Income:

                                     Three Periods Ended     Six Periods Ended
                                     -------------------    -------------------
                                     June 16,   June 17,    June 16,   June 17,
                                       2002       2001        2002       2001
                                     --------   --------    --------   --------
Revenue                               $  (6)     $  995      $  154     $1,832
Losses before income tax benefit      $ (92)     $ (245)     $ (563)    $ (545)

     At June 16, 2002 and December 31, 2001, the net assets and liabilities of the Newspapers in the Consolidated Condensed Balance Sheets consisted of the following:
                                           June 16, 2002    December 31, 2001
                                           -------------    -----------------
     Other current assets                    $      --          $      12
     Accrued expenses                               --                (44)
                                             ---------          ---------
     Net current assets (liabilities)        $      --          $     (32)
                                             =========          =========
     Property and equipment                  $     223          $     223
     Goodwill and intangible assets                 --                543
                                             ---------          ---------
     Net non-current assets                  $     223          $     766
                                             =========          =========

     On April 29, 2002, a resolution was approved by the Board of Directors for IPC Communication Services, S.A. (IPC France) to proceed to close IPC France, located in Roncq, France, through a liquidation process. This resolution was approved after receiving consent of The Workers Committee on Book IV. This document reviews the economic situation and the reasons for the decision to shut down, as required under French law. The process of shutting down IPC France began with the completion of Book III. Book III is a required step in the process that defines such things as the notice period, severance packages, training and outplacement assistance for those losing their jobs. IPC France was part of the IPC Communication Services reporting segment. The operation's unfavorable results coupled with poor economic conditions and increased competition led to the decision. The Company has recorded closure costs of $3,256, which is reported in the loss from discontinued operations in the Consolidated Condensed Statements of Income. The Company has recorded applicable income tax benefits of $4,957 as a result of foreign tax attributes. The Company currently expects IPC France to be closed by the end of 2002.

     The following table summarizes the results of operations of IPC France, which are included in the loss from discontinued operations in the Consolidated Condensed Statements of Income:

                                     Three Periods Ended     Six Periods Ended
                                     -------------------    -------------------
                                     June 16,   June 17,    June 16,   June 17,
                                       2002       2001        2002       2001
                                     --------   --------    --------   --------
Revenue                              $ 1,278     $2,729     $ 2,728     $4,707
Losses before income tax benefit     $(4,257)    $ (729)    $(4,958)    $ (951)

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
         --------------------------------------------------------------
                    (in thousands, except per share amounts)

7.   Discontinued Operations, continued

     At June 16, 2002 and December 31, 2001, the net assets and liabilities of IPC France in the Consolidated Condensed Balance Sheets consisted of the following:

                                           June 16, 2002    December 31, 2001
                                           -------------    -----------------

     Cash                                    $     497          $   1,176
     Receivables                                 1,130              2,103
     Inventories                                   401              1,111
     Other current assets                          325                325
                                             ---------          ---------
         Total current assets                    2,353              4,715

     Accounts payable                           (1,242)            (2,273)
     Other current liabilities                  (1,686)            (1,156)
                                             ---------          ---------
         Total current liabilities              (2,928)            (3,429)
                                             ---------          ---------

     Net current assets (liabilities)        $    (575)         $   1,286
                                             =========          =========

     Property and equipment                  $     939          $   1,142
     Other non-current assets                      131                125
                                             ---------          ---------
         Total non-current assets                1,070              1,267

     Long term liabilities                         (30)               (29)
                                             ---------          ---------

     Net non-current assets                  $   1,040          $   1,238
                                             =========          =========

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Accounting Periods Ended June 16, 2002 Compared to Three Accounting Periods Ended June 17, 2001
-------------------------------------------------------------------------
Consolidated revenue from continuing operations for the three accounting periods ended June 16, 2002 of $185.9 million was $4.9 million behind the same period last year when revenue from continuing operations was $190.8 million. Revenue increases at Journal Broadcast Group and NorthStar Print Group (NorthStar) were more than offset by decreases at Journal Sentinel Inc. (Journal Sentinel), Norlight Telecommunications (Norlight), Add, Inc., and IPC Communication Services (IPC). Revenue at PrimeNet Marketing Services (PrimeNet) was approximately the same in the second quarter 2002 compared with the same period last year.

Earnings from continuing operations before accounting change were $18.5 million in the second quarter 2002 compared to $13.2 million in the same quarter last year. If SFAS No. 142 had been adopted effective January 1, 2001, earnings from continuing operations before accounting change would have been $14.4 million in the second quarter 2001. The decisions made in 2001 to control costs, reduce the Company's work force and shut down or transition certain operating business units contributed to the increase in earnings in the second quarter 2002. In addition, the Company reduced its litigation reserve by $4.1 million to reflect the final settlement of the Newspaper Merger Class Action Suit.

Journal Sentinel
----------------
Revenue of Journal Sentinel of $49.5 million in the second quarter 2002 decreased $3.3 million or 6.4 % from $52.8 million in the second quarter last year. The revenue categories are as follows:

                                                  Three periods ended
                                           --------------------------------
                                           June 16, 2002      June 17, 2001
                                           -------------      -------------
                                                    ($ in millions)
     Advertising:
       Retail                                 $ 17.3             $ 18.4
       General                                   2.2                2.3
       Classified                               15.0               16.6
       Other                                     3.8                3.5
                                              ------             ------
     Total advertising                          38.3               40.8

     Circulation                                10.6               11.2
     Other                                       0.6                0.8
                                              ------             ------
     Total revenue                            $ 49.5             $ 52.8
                                              ======             ======

The $2.5 million net decline in advertising revenue in the second quarter 2002 compared to the same quarter last year is primarily attributable to a $1.6 million decrease in classified advertising and a $1.1 million decrease in retail advertising. Employment advertising is the single largest factor contributing to the classified decrease. Employment classified advertising is $1.7 million or 20.0% behind the same period last year. Retail advertising, which includes both preprints and ROP (run-of press advertisements that are published in all editions of a particular day's newspaper), has slowed considerably as many advertisers reduced their advertising due to economic uncertainty. Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline and event marketing, increased $0.3 million largely due to increased direct mail advertising and classified JSOnline sales obtained by selling a print classified ad to appear on the JSOnline website.

Circulation revenue decreased $0.6 million in the second quarter 2002 primarily due to the decline in average net paid circulation for the daily and Sunday newspapers of 7.4% and 3.5%, respectively. In January 2002 Journal Sentinel eliminated home delivery of its newspapers in all but the twelve counties in southeastern Wisconsin. This decision resulted in a decrease in net paid circulation for the daily and Sunday newspaper of 5.2% and 3.9%, respectively.

Pretax earnings were $9.6 million in the second quarter of 2002 compared to $7.1 million in the same period last year. Earnings were positively impacted by the $2.6 million decrease in total cost of newsprint and a $3.1 million reduction in payroll and selling and administration expenses in the second quarter 2002 compared to the second quarter 2001. During 2001, Journal Sentinel used voluntary and involuntary work force reduction programs to reduce its cost structure.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Journal Broadcast Group
-----------------------
Revenue of Journal Broadcast Group was $34.9 million in the second quarter of 2002 compared to $32.8 million for the same period last year. Pretax earnings were $7.6 million in the second quarter 2002 compared to $4.1 million in the same period last year.

The breakdown of revenue and pretax earnings between the television operations and the radio operations is as follows:
                                                  Three periods ended
                                           --------------------------------
                                           June 16, 2002      June 17, 2001
                                           -------------      -------------
                                                    ($ in millions)
     Revenue:
       Television                             $ 16.8             $ 15.2
       Radio                                    18.1               17.6
                                              ------             ------
     Total                                    $ 34.9             $ 32.8
                                              ======             ======
     Earnings before income taxes:
       Television                             $  4.2             $  3.2
       Radio                                     3.4                0.9
                                              ------             ------
     Total                                    $  7.6             $  4.1
                                              ======             ======

Revenue from the television stations increased $1.6 million in the second quarter 2002 compared to the same period last year. The major reasons for the increased revenue were the addition of a television station in Boise, Idaho that was acquired on December 31, 2001, which recorded second quarter revenue of $1.2 million and $1.2 million in revenue growth at the Milwaukee, Wisconsin, Palm Springs, California and Lansing, Michigan television stations. The television station in Las Vegas, Nevada recorded a $0.8 million revenue decline in the second quarter of 2002 compared to the same period last year. Pretax earnings of $4.2 million increased by $1.0 million from the same period last year. A substantial portion of the pretax earnings growth is attributed to the increased revenues and cost containment initiatives. In addition, pretax earnings were positively impacted by the discontinuation of goodwill and broadcast license amortization expense by $0.3 million.

Revenue from the radio operations was $18.1 million in the second quarter of 2002, an increase of $0.5 million from $17.6 million in the same period last year due to strong programs and increased ratings in the Milwaukee; Knoxville, Tennessee and Springfield, Missouri radio markets. Pretax earnings of $3.4 million in the second quarter of 2002 increased $2.5 million from $0.9 million last year. Pretax earnings of the radio group were positively impacted by the discontinuation of $1.4 million of goodwill and broadcast license amortization expense in the second quarter of 2002. In addition, the combination of the $0.5 million increase in revenue and tight cost controls in all markets has also favorably impacted earnings.

Norlight
--------
Norlight had revenue of $34.2 million in the second quarter of 2002 compared to $35.4 million in the same period last year. In addition, pretax earnings decreased $2.0 million to $9.3 million in the second quarter 2002 compared to the same period last year. The decline in revenue and pretax earnings is attributed to the slowdown in the telecommunications industry leading to price reductions for existing and renewal customer contracts, which has resulted in a decrease in the profit margin on services provided. In addition, depreciation expense increased $0.7 million in the second quarter 2002, resulting from the completion of several capital investment initiatives in 2001.

WorldCom and Global Crossing, Norlight's top largest customers, accounted for 19.8% of Norlight's total revenue in the second quarter of 2002. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom is currently under investigation by the Securities and Exchange Commission and the Justice Department. In addition, WorldCom filed for Chapter 11 bankruptcy protection in July 2002. The loss of the ongoing business from either of these two customers would have a significant adverse affect on the Company's results of operations. It continues to be one of Norlight's strategic initiatives to minimize its business concentration in these two customers by expanding its commercial customer base and providing new product offerings to its existing customers.

The Company had a $0.9 million receivable from WorldCom related to services provided prior to its Chapter 11 filing (July 1, 2002 through July 20, 2002). In the third quarter, the Company expects to record a reserve amount not to exceed the pre-bankruptcy receivable from WorldCom. In addition, WorldCom's decision to file under Chapter 11 for bankruptcy

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

protection and recent public statements by WorldCom executives lead the Company to believe that WorldCom intends to continue to operate its core businesses and will continue to need services of the type provided by Norlight.

Norlight diligently continues to closely monitor its customers' accounts. The Company believes its risk of material bad debt exposure is minimized due to the fact that customers are billed in advance of service being provided and most customers are required to pay for service in advance.

IPC
---
In the second quarter 2002, IPC's revenue from continuing operations decreased 11.5% to $21.2 million from $24.0 million in the same period last year. A slowdown in the publication printing business coupled with last year's decision to consolidate its U.S. operations and eliminate customers that did not fit the company's long term strategic business plans contributed to the revenue decline. However, pretax earnings from continuing operations were $0.5 million compared to a pretax loss of $1.9 million in the same period last year. Reduced operational costs and improved profit margins on several customer accounts contributed to the improved operating results.

IPC derives 38% of its revenues from its single largest customer, a large computer hardware OEM (original equipment manufacturer). While the loss of this customer would not have a material adverse effect on the Company, the loss would have a material adverse effect on IPC's results of operations.

Add, Inc.
---------
Revenue of Add, Inc. from continuing operations was $24.2 million in the second quarter 2002, a 5.1% decrease from $25.5 million in the same period last year. The revenue decline is attributable to Add Inc.'s printing operations where reduced printing volumes and a reduction in costs passed on to customers due to newsprint price declines caused revenues to decrease $1.4 million in the second quarter 2002 compared to the same period last year. Add, Inc. reported pretax earnings from continuing operations of $1.2 million compared to $1.8 million in the same period last year. The total cost of newsprint decreased $1.4 million in the second quarter 2002 compared to the same period last year. In addition, improved efficiencies in the printing operations were achieved through control of newsprint waste, payroll costs and supplies expense. Also, in 2002, the discontinuation of goodwill amortization had a $0.2 million favorable impact on Add, Inc.'s pretax earnings from continuing operations. However, the impact on pretax earnings from the decrease in revenues could not be overcome by these positive impacts.

NorthStar
---------
NorthStar recorded revenue of $14.0 million compared to $12.7 million in 2001, an increase of 10.0%. Pretax earnings were $0.8 million compared to a pretax loss of $0.1 million in the same period last year. Softness in the flexographic label market has been more than offset by increases in the gravure printing operation. NorthStar continues to produce new products for its largest customer, Miller Brewing Company (Miller). Miller accounts for about 54% of NorthStar's revenue. The loss of this customer would materially affect NorthStar's results of operations, but not have a material adverse affect on the results of operations of the Company. NorthStar is currently in the second year of a five-year contract with Miller. The Company does not believe the merger of Miller into South African Breweries plc will have an adverse impact on the existing five-year contract.

PrimeNet
--------
At PrimeNet, second quarter revenue of $8.6 million was virtually equal to revenue in the same period last year. Additionally, in the second quarter 2002, PrimeNet recorded pretax earnings of $0.2 million compared to a pretax loss of $0.1 million last year. New product offerings that resulted in higher sales and profit margins and tight cost controls continue to help improve PrimeNet's operating results in the second quarter 2002.

Non Operating Income and Taxes From Continuing Operations
---------------------------------------------------------
Interest income and dividends were $0.2 million in the second quarter 2002 compared to $0.4 million in 2001. In the second quarter 2002 and 2001, the Company received dividends from preferred stock it owns in a company that it sold in 1995. Interest expense was $0.2 million in the second quarter 2002 compared to zero in the same period last year. The Company paid interest on its borrowing under its revolving credit agreement and on certain state income tax audits.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The effective tax rate on continuing operations was 44.59% in the second quarter 2002 compared to 39.19% in the same period last year. In the second quarter 2002, the difference between the statutory federal tax rate and the effective tax rate is primarily the result of the litigation settlement and an adjustment to tax expense relating to the accounting change.

Discontinued Operations
-----------------------

In January 2002, the Company announced the immediate closure of the Fox Cities Newspapers (the Newspapers), located in and around Appleton, Wisconsin. The Newspapers were part of the Add, Inc. reporting segment. The Newspapers included six weekly papers, which were either acquired or launched in 1999. The Company did not expect the Newspapers to become profitable in the foreseeable future.

On April 29, 2002, a resolution was approved by the Board of Directors for IPC France to proceed to close IPC France through a liquidation process. This resolution was approved after receiving consent of The Workers Committee on Book
IV. This document reviews the economic situation and the reasons for the decision to shut down, as required under French law. The process of shutting down IPC France began with the completion of Book III. Book III is a required step in the process that defines such things as the notice period, severance packages, training and outplacement assistance for those losing their jobs. The Company currently expects IPC France to be closed by the end of 2002.

The operations of the Newspapers and IPC France have been reflected as discontinued operations, and accordingly, prior period financials have been restated to reflect this treatment.

Net revenues from discontinued operations were $1.3 million and $3.7 million in the second quarter of 2002 and 2001, respectively. Net current and non-current assets of discontinued operations were $0.7 million at June 16, 2002 and $3.3 million at December 31, 2001. The Company has recorded closure costs of $3.3 million in the second quarter of 2002 which are reported in the loss from discontinued operations. The Company has recorded applicable income tax benefits of $2.5 million mainly as a result of foreign tax attributes. The Company will likely record additional closure costs for the IPC France facility in the third and fourth quarters; however, the Company does not expect the additional closure costs to be material to the Company's results of operations.

Six Accounting Periods Ended June 16, 2002 Compared to Six Accounting Periods
-----------------------------------------------------------------------------
Ended June 17, 2001
-------------------

Consolidated revenue from continuing operations for the six accounting periods ended June 16, 2002 of $366.1 million was $6.9 million behind the same period last year when revenue from continuing operations was $373.0 million. Revenue increases at Journal Broadcast Group and PrimeNet were more than offset by decreases at Journal Sentinel, Norlight, IPC, and Add Inc. Revenue at NorthStar was flat compared to the same period last year.

Earnings from continuing operations before accounting change were $31.6 million for the first two quarters of 2002 compared to $22.4 million in the same quarter last year. If SFAS No. 142 had been adopted effective January 1, 2001, earnings from continuing operations before accounting change would have been $24.9 million in the two quarters of 2001. The decisions made in 2001 to control costs, reduce the Company's work force and shut down or transition certain operating business units combined with lower newsprint costs contributed to the increase in 2002 year-to-date earnings. In addition, the Company reduced its litigation reserve by $4.1 million during the second quarter to reflect the final settlement of the Newspaper Merger Class Action Suit.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Journal Sentinel
----------------
Revenue of Journal Sentinel of $97.5 million in the first two quarters of 2002 decreased $7.1 million from $104.6 million in the same period last year. The revenue categories are as follows:
                                                   Six periods ended
                                           --------------------------------
                                           June 16, 2002      June 17, 2001
                                           -------------      -------------
                                                    ($ in millions)
     Advertising
       Retail                                 $ 33.4             $ 33.7
       General                                   4.6                5.0
       Classified                               28.8               34.4
       Other                                     7.3                6.6
                                              ------             ------
     Total advertising                          74.1               79.7

     Circulation                                21.0               22.1
     Other                                       2.4                2.8
                                              ------             ------
     Total revenue                            $ 97.5             $104.6
                                              ======             ======

The $5.6 million decline in 2002 year-to-date advertising revenue compared to the same period last year is primarily attributable to a $5.6 million decrease in classified advertising. Employment advertising is the single largest factor contributing to the decrease. Employment classified advertising is $5.2 million behind the same period last year. Retail and general advertising decreased $0.7 million largely due to the reduction of in-paper advertising and a slowdown in preprint advertising. Other advertising revenue, which consists of direct marketing efforts, JSOnline and event marketing, increased $0.7 million largely due to increased direct mail advertising and classified JSOnline sales obtained by selling a print classified ad to appear on the JSOnline website.

Circulation revenue decreased $1.1 million year-to-date in 2002 primarily due to the decline in average net paid circulation for the daily and Sunday newspapers of 7.4% and 3.5%, respectively. In January 2002, Journal Sentinel eliminated home delivery of its newspapers in all but the twelve counties in southeastern Wisconsin. This decision resulted in a decrease in net paid circulation for the daily and Sunday newspaper of 5.2% and 3.9%, respectively.

Pretax earnings were $15.2 million in the two quarters of 2002 compared to $13.9 million in the same period last year. The $4.2 million decrease in total cost of newsprint and the $4.7 million reduction in payroll and selling and administration expenses in 2002 compared to 2001 positively impacted earnings. During 2001, Journal Sentinel used voluntary and involuntary work force reduction programs to reduce its cost structure.

Journal Broadcast Group
-----------------------
Revenue of Journal Broadcast Group was $65.6 million in 2002 compared to $59.8 million for the same period last year. Year-to-date pretax earnings were $12.3 million in 2002 compared to $4.1 million in the same period last year.

The breakdown of revenue and pretax earnings between the television operations and the radio operations is as follows:
                                                   Six periods ended
                                           --------------------------------
                                           June 16, 2002      June 17, 2001
                                           -------------      -------------
                                                    ($ in millions)
     Revenue:
       Television                             $ 32.6             $ 28.2
       Radio                                    33.0               31.6
                                              ------             ------
     Total                                    $ 65.6             $ 59.8
                                              ======             ======
     Earnings before income taxes:
       Television                             $  7.3             $  3.9
       Radio                                     5.0                0.2
                                              ------             ------
     Total                                    $ 12.3             $  4.1
                                              ======             ======

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Revenue from the television stations increased $4.4 million in the first two quarters of 2002 compared to the same period last year. The major reasons for the increased revenue were $2.4 million of advertising sales generated during the broadcast of the 2002 Winter Olympics, the addition of a television station in Boise that was acquired on December 31, 2001, which recorded year-to-date revenue of $2.1 million and improved performance of the Milwaukee, Palm Springs and Lansing television stations. Pretax earnings of $7.3 million increased by $3.4 million from the same period last year. A substantial portion of the pretax earnings growth is attributed to the 2002 Olympics and increased revenues. In addition, pretax earnings were helped by the discontinuation of goodwill and broadcast license amortization expense by $0.5 million and cost containment initiatives that were implemented in 2001.

Year-to-date revenue from the radio operations was $33.0 million in 2002, an increase of $1.4 million from $31.6 million in the same period last year due to strong programs and increased ratings in the Milwaukee; Knoxville; and Springfield radio markets. Pretax earnings of $5.0 million in the two quarters of 2002 increased $4.8 million from $0.2 million last year. Pretax earnings of the radio group were positively impacted by the discontinuation of $2.7 million of goodwill and broadcast license amortization expense year-to-date in 2002. In addition, the combination of the $1.4 million increase in revenue along with significant improvements in the Wichita, Kansas radio markets and tight cost controls in all markets has also favorably impacted earnings.

Norlight
--------
Norlight's year-to-date revenue decreased by 0.3% to $69.1 million in 2002 compared to $69.4 million in the same period last year. The slowdown in the telecommunications industry has reversed the growth of revenue that Norlight has experienced in the first quarter of 2002 and in the past few years. Pretax earnings decreased $2.6 million to $19.6 million in the two quarters of 2002 compared to the same period last year. The decline in pretax earnings is attributed to price reductions for existing and renewal customer contracts, which has resulted in a decrease in the profit margin on services provided. In addition, depreciation expense year-to-date increased $1.5 million in 2002, resulting from the completion of several capital investment initiatives in 2001.

WorldCom and Global Crossing, Norlight's top two customers, account for 20.2% of Norlight's total year-to-date revenue. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom is currently under investigation by the Securities and Exchange Commission and the Justice Department. In addition, WorldCom filed for Chapter 11 bankruptcy protection in July 2002. The loss of the ongoing business from one of these two customers would adversely affect the Company's results of operations. It continues to be one of Norlight's strategic initiatives to minimize its business concentration in these two customers by expanding its commercial customer base and providing new product offerings to its existing customers.

The Company had a $0.9 million receivable from WorldCom related to services provided prior to its Chapter 11 filing (July 1, 2002 through July 20, 2002). In the third quarter, the Company expects to record a reserve amount not to exceed the pre-bankruptcy receivable from WorldCom. In addition, WorldCom's decision to file under Chapter 11 for bankruptcy protection and recent public statements by WorldCom executives lead the Company to believe that WorldCom intends to continue to operate its core businesses and will continue to need services of the type provided by Norlight.

Norlight diligently continues to closely monitor its customers' accounts. The Company believes its risk of material bad debt exposure is minimized due to the fact that customers are billed in advance of service being provided and most customers are required to pay for service in advance.

IPC
---
Year-to-date IPC's revenue from continuing operations decreased 6.9% to $46.3 million from $49.7 million in the same period last year. The slowdown in the publication printing business coupled with last year's decision to consolidate its U.S. operations and eliminate customers that did not fit IPC's long term strategic business plans contributed to the revenue decline. However, pretax earnings from continuing operations were $1.3 million compared to a pretax loss of $2.0 million in the same period last year. Reduced operational costs and improved profit margins on several customer accounts contributed to the improved operating results.

IPC derives 38% of its revenues from its single largest customer, a large computer hardware OEM (original equipment manufacturer). While the loss of this customer would not have a material adverse effect on the Company, the loss would have a material adverse effect on IPC's results of operations.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Add, Inc.
---------
Revenue of Add, Inc. from continuing operations was $45.8 million in the two quarters of 2002, a 5.6% decrease from $48.5 million in the same period last year. Revenue from Add Inc.'s publication and printing operations declined $0.8 million and $1.9 million, respectively. Add, Inc. reported pretax earnings from continuing operations of $0.9 million compared to $1.1 million in the same period last year. In 2002, the discontinuation of goodwill amortization had a $0.4 million favorable impact on Add, Inc.'s pretax loss from continuing operations. In addition, the 2001 closings of certain publications in Florida and Ohio that recorded operating losses in the first quarter 2001 had a positive impact on the 2002 earnings comparison. Also, the total cost of newsprint year-to-date decreased $2.5 million in 2002 compared to the same period last year. In addition, improved efficiencies in the printing operations were achieved through control of newsprint waste, payroll costs and supplies expense. However, the impact on pretax earnings from the decrease in revenues could not be overcome by these positive impacts.

NorthStar
---------
NorthStar recorded year-to-date revenue of $26.2 million compared to $26.1 million in 2001. Pretax earnings were $0.7 million compared to a pretax loss of $1.5 million in the same period last year. The marginal increase in revenue and the increase in pretax earnings in the two quarters of 2002 can be attributed to the March 2001 sale of certain of the assets of NorthStar's display division in Milwaukee, Wisconsin. In the first quarter 2001, these operations reported revenue and a pretax loss of $2.9 million and $1.2 million, respectively.

NorthStar continues to produce new products for its largest customer, Miller Brewing Company (Miller). Miller accounts for about 54% of NorthStar's year-to-date revenue. The loss of this customer would materially affect NorthStar's results of operations, but not have a material adverse affect on the results of operations of the Company. NorthStar is currently in the second year of a five-year contract with Miller. The Company does not believe the merger of Miller into South African Breweries plc will have an adverse impact on the existing five-year contract.

PrimeNet
--------
At PrimeNet, year-to-date revenue of $17.2 million increased 1.3% from $17.0 million in the same period last year. Additionally, PrimeNet recorded pretax earnings of $0.4 million compared to a pretax loss of $0.2 million last year. New product offerings that resulted in higher sales and profit margins and tight cost controls have helped to improve PrimeNet's operating results in the two quarters of 2002.

Non Operating Income and Taxes From Continuing Operations
---------------------------------------------------------
Interest income and dividends were $0.8 million year-to-date in 2002 compared to $0.9 million in 2001. In 2002, the Company received interest income from refunds of state income taxes. In the same period last year, the Company received interest income from the refund of federal income taxes. In 2002 and 2001, the Company received dividends from preferred stock it owns in a company that it sold in 1995. Interest expense was $0.3 million in two quarters of 2002 compared to zero in the same period last year. The Company paid interest on its borrowing under its revolving credit agreement and on certain state income tax audits.

The year-to-date effective tax rate on continuing operations was 43.24% in 2002 compared to 39.23% in the same period last year. The difference between the statutory federal tax rate and the effective tax rate is primarily the result of the litigation settlement.

Discontinued Operations
-----------------------
Net revenues from the discontinued operations of Fox Cities Newspapers and IPC France were $2.9 million and $6.5 million in the first two quarters of 2002 and 2001, respectively. Net current and non-current assets of discontinued operations were $0.7 million at June 16, 2002 and $3.3 million at December 31, 2001. The Company has recorded closure costs of $3.7 million, which are reported in the loss from discontinued operations. The Company has recorded applicable income tax benefits of $5.2 million mainly as a result of foreign tax attributes. The Company will likely record additional closure costs for the IPC France facility in the third and fourth quarters; however, the Company does not expect the additional closure costs to be material to the Company's results of operations.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Capital Resources
-------------------------------
Cash provided by continuing operations was $51.5 million year-to-date in 2002 compared to $40.4 million in the same period 2001. The increase in cash provided is mainly due to the increase in earnings from continuing operations.

Cash used for investing activities was $26.9 million year-to date in 2002 compared to $26.6 million during the same time period in 2001. The Company continues to invest in the building of the new Journal Sentinel production facility, upgrades to the Norlight fiber optic network and digital television equipment at Journal Broadcast Group. In the first two quarters of 2001, the Company had $4.7 million in proceeds from the sale of certain of the assets of the Milwaukee operation of NorthStar.

Cash used for discontinued operations was $1.7 million and $0.1 million year-to-date in 2002 and 2001, respectively.

Cash used for financing activities was $24.8 million year-to-date in 2002 compared with cash provided by financing activities of $3.3 million in the same period last year. The Company increased its borrowing under its credit agreement by $46.9 million. The increased borrowing was primarily used to purchase units of beneficial interest (units) from employees and former employees of the Company. Year-to-date in 2002, purchases of units were $93.2 million compared with $45.3 million in the same period last year. Sales of units were $38.7 million and $69.3 million year-to-date in 2002 and 2001, respectively. The Company paid cash dividends of $16.0 million and $19.4 million in the first two quarters of 2002 and 2001, respectively.

The Company has a $120.0 million revolving credit agreement, which includes a syndication of seven banks, to support its cash requirements. As of June 16, 2002, the Company had borrowings of $51.4 million under this credit agreement and immediately available credit of $68.6 million. The Company believes that current cash balances, expected cash flows from operations and borrowings under the revolving credit agreement will be adequate for the foreseeable future to provide for the Company's capital expenditures, cash dividends, purchases of units as elected by the Company and working capital.

As of June 16, 2002, employees of the Company, former employees of the Company and the Company owned units representing beneficial ownership of 90% of the Company's stock with a total aggregate price per the Journal Employees' Stock Trust Agreement (JESTA) option price formula of $971.2 million based on the Period 6, 2002 unit price of $37.47. As of June 16, 2002, the Company believes that employees and former employees had outstanding balances under demand notes secured by pledges of units from various financial institutions totaling approximately $447.0 million.

Eligible optionees under JESTA, including certain categories of designated employees, the Grant family stockholders (as further described in the Company's 10-K) and the Company have the right to purchase units offered for sale. The Company is not obligated to purchase units, though in recent years for the convenience of JESTA unitholders it has elected to do so. There is no assurance the Company will elect to buy units offered for sale in the future.

Forward-Looking Statements
--------------------------
This interim report on Form 10-Q contains statements that the Company believes are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. When used in this interim report, words such as "may," "will," "intend," "anticipate," "believe", "likely" or "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.

Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, fluctuations in interest rates, regulatory rulings, the outcome of pending and future litigation, the availability of quality broadcast programming at competitive prices, customers' financial position, changes in network affiliation agreements, changes in regulations governing the number of broadcast licenses that a person may control, quality and rating of network over-the-air broadcast programs available to the Company's customers, energy costs, effects of the rapidly changing nature of the telecommunications, newspaper, and broadcast industries, other economic conditions and the availability and effect of acquisitions, investments, and dispositions on the Company's results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Newspaper Merger Class Action Suit - On May 4, 1999, five former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from the Company as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of the plaintiff class to offer to sell units at any time over a period of up to ten years, depending on their retirement status or years of unit ownership.

On May 7, 2002, the parties reached an out-of-court settlement. On July 1, 2002, the judge approved the settlement. The Company agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. The Company also agreed to allow certain members of the plaintiff class to retain certain rights for a period of time as to units of beneficial interest in the Company. Plaintiffs and their counsel value these rights at approximately $0.6 million. The Company reduced its litigation reserve by $4.1 million in the second quarter of 2002 to reflect the settlement amount, net of insurance proceeds.

IPC Communications Services, Inc. vs. International Paper Company d/b/a XPEDX - On June 18, 2002, IPC filed a lawsuit for collection of a $1.8 million debt owed to IPC by International Paper Company, operating a division called XPEDX (XPEDX). IPC provided services in connection with XPEDX's operations in Dublin, Ireland and related US activities. The amounts owed IPC represent all unpaid invoices that IPC has sent to XPEDX for services performed. The Company believes the amount owed IPC from XPEDX is a valid receivable and should be paid in full to IPC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 2002, the Company held its Annual Meeting of Stockholders (Annual Meeting) for the purpose of electing fourteen directors.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of common stock of Journal Communications, Inc., as they were instructed by the shareholders and unitholders of the Company and the Trustees of the Journal Employees Stock Trust. 82% of all shares eligible to vote were represented at the Annual Meeting in person or by Proxy. All nominees for Director were elected by the affirmative vote of at least 97% of the shares voted.

The following nominees were elected to the Board of Directors for the 2002-2003 term:

Paul M. Bonaiuto             James J. Ditter               James L. Forbes
Cynthia L. Gault             Douglas G. Kiel               Mary Hill Leahy
David G. Meissner            Ulice Payne, Jr.              Roger D. Peirce
David D. Reszel              Steven J. Smith               Keith K. Spore
Mary Ellen Stanek            Karen O. Trickle

ITEM 5.  OTHER INFORMATION

None.

                          JOURNAL COMMUNICATIONS, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------

         3.1        Articles of Association of the Company, as amended

         3.2        By-Laws of the Company, as amended

        10 Credit Agreement, dated May 31, 2002, among the Company and certain of its subsidiaries parties thereto, the several lenders parties thereto and U.S. Bank National Association, as lead arranger and administrative agent

        99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

        99.2 Written Statement of the Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

     The Company did not file any Report on Form 8-K during the period covered by this interim report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JOURNAL COMMUNICATIONS, INC.
                                           Registrant


Date  July 30, 2002                        /s/ Steven J. Smith
     --------------------------------      -------------------------------------
                                           Steven J. Smith, Chairman and
                                           Chief Executive Officer


Date  July 30, 2002                        /s/ Paul M. Bonaiuto
     ---------------------------------     -------------------------------------
                                           Paul M. Bonaiuto, Executive Vice
                                           President and Chief Financial Officer