Form 10-Q
period 2002-10-06
JOURNAL COMMUNICATIONS INC
filed 2002-11-20
CIK 54056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 6, 2002

                                       or

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



As of October 6, 2002, there were outstanding (i) 28,800,000 shares of Journal Communications, Inc. Common Stock, par value $0.125; and (ii) 25,920,000 Units of Beneficial Interest (2,810,971 of which were held by Journal Communications, Inc.).

                          JOURNAL COMMUNICATIONS, INC.
                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets as of
                   October 6, 2002 (Unaudited) and December 31, 2001          2

                   Unaudited Consolidated Condensed Statements of
                   Income for the Third Quarter and Three Quarters
                   Ended October 6, 2002 and October 7, 2001                  3

                   Unaudited Consolidated Condensed Statements of
                   Cash Flows for the Three Quarters Ended
                   October 6, 2002 and October 7, 2001                        4

                   Notes to Unaudited Consolidated Condensed
                   Financial Statements - October 6, 2002                     5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             13

          Item 3.  Quantitative and Qualitative Disclosure About
                   Market Risk                                               25

          Item 4.  Controls and Procedures                                   25


Part II.  Other Information

          Item 1                                                             25

          Items 2 - 6                                                        26

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                          Journal Communications, Inc.
                      Consolidated Condensed Balance Sheets
                    (in thousands, except per share amounts)

                                                       October 6,   December 31,
                                                          2002          2001
                                                       ----------   ------------
ASSETS                                                 (Unaudited)
------
Current assets:
  Cash and cash equivalents.........................   $   7,268     $   8,911
  Receivables, less allowance for doubtful
   accounts of $8,061 and $3,939....................      94,668        93,705
  Inventories, lower of cost (first-in-first-out)
   or market:
    Paper and supplies..............................       8,170         9,797
    Work in process.................................       3,021         2,416
    Finished goods..................................       6,701         7,483
                                                       ---------     ---------
                                                          17,892        19,696

  Prepaid expenses..................................      11,278         9,755
  Deferred income taxes.............................       5,696         5,696
  Net current assets of discontinued operations.....       1,281         1,254
                                                       ---------     ---------
    Total current assets............................     138,083       139,017

Property and equipment, at cost, less accumulated
 depreciation of $339,532 and $319,022..............     327,305       320,436
Goodwill, net.......................................     111,998       112,289
Broadcast licenses, net.............................     125,492       128,842
Other intangible assets, net........................      14,093        20,215
Deferred charges and other assets...................       5,852         6,011
Net non-current assets of discontinued operations...         750         2,004
                                                       ---------     ---------
    Total assets....................................   $ 723,573     $ 728,814
                                                       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable to banks............................   $  70,315     $   4,420
  Accounts payable..................................      40,969        43,148
  Accrued compensation..............................      26,160        23,794
  Deferred revenue..................................      25,633        21,147
  Accrued employee benefits.........................      23,123        23,882
  Other current liabilities.........................      12,505        21,952
  Current portion of long-term obligations..........       1,423         1,909
                                                       ---------     ---------
    Total current liabilities.......................     200,128       140,252

Long-term obligations...............................       2,346         2,880
Deferred revenue....................................       7,344         7,786
Long-term accrued employee benefits.................      20,240        19,508
Deferred income taxes...............................      25,508        25,508

Stockholders' equity:
  Common stock - authorized and issued
   28,800 shares ($0.125 par value).................       3,600         3,600
  Retained earnings.................................     574,797       556,139
  Accumulated other comprehensive loss..............      (4,738)       (3,813)
  Units of beneficial interest in treasury, at
   cost.............................................    (105,652)      (23,046)
                                                       ---------     ---------
    Total stockholders' equity......................     468,007       532,880
                                                       ---------     ---------
    Total liabilities and stockholders' equity......   $ 723,573     $ 728,814
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

                                  Journal Communications, Inc.
                     Unaudited Consolidated Condensed Statements of Income
                            (in thousands, except per share amounts)

                                                 Third Quarter Ended      Three Quarters Ended
                                               -----------------------   -----------------------
                                               October 6,   October 7,   October 6,   October 7,
                                                  2002         2001         2002         2001
                                               ----------   ----------   ----------   ----------
Continuing operations:
Revenue:
  Publishing................................   $  87,259    $  86,303    $ 218,235    $ 225,215
  Broadcasting..............................      46,776       40,390      112,387      100,166
  Telecommunications........................      45,082       47,202      114,181      116,600
  Printing..................................      55,261       62,828      140,027      152,894
  Other.....................................      10,939       10,257       26,573       25,146
                                               ---------    ---------    ---------    ---------
Total revenue...............................     245,317      246,980      611,403      620,021

Costs of sales:
  Publishing................................      40,174       41,322       99,629      105,953
  Broadcasting..............................      18,678       17,102       45,174       42,062
  Telecommunications........................      24,281       24,399       61,111       58,319
  Printing..................................      44,589       52,472      114,372      127,522
  Other.....................................       8,781        8,696       21,445       21,126
                                               ---------    ---------    ---------    ---------
Total costs of sales........................     136,503      143,991      341,731      354,982

Selling and administrative expenses.........      75,264       77,767      180,945      203,804
                                               ---------    ---------    ---------    ---------
Total costs of sales and selling and
 administrative expenses....................     211,767      221,758      522,676      558,786

Operating earnings..........................      33,550       25,222       88,727       61,235

Other income and expense:
  Interest income and dividends.............         127          550          960        1,440
  Interest expense, net of amounts
   capitalized..............................        (199)        (226)        (507)        (310)
                                               ---------    ---------    ---------    ---------
Total other income and expense..............         (72)         324          453        1,130

Earnings from continuing operations before
 income taxes and accounting change.........      33,478       25,546       89,180       62,365

Provision for income taxes..................      13,890       10,062       37,975       24,507
                                               ---------    ---------    ---------    ---------

Earnings from continuing operations
 before accounting change...................      19,588       15,484       51,205       37,858

Gain (loss) from discontinued operations,
 net of applicable income tax expense
 (benefit) of $196, $(56), $(4,986) and
 $(603).....................................           1         (53)        (338)      (1,002)

Cumulative effect of accounting change,
 net of applicable income taxes of $0,
 $0, $1,648 and $0..........................          --           --      (7,282)            --
                                               ---------    ---------    ---------    ---------

Net earnings................................   $  19,589    $  15,431    $  43,585    $  36,856
                                               =========    =========    =========    =========

Weighted average number of common
   shares outstanding.......................      26,326       28,486       26,587       28,026

Basic and diluted earnings per share:
  Continuing operations before
   accounting change........................   $    0.74    $    0.54    $    1.92    $    1.35
  Discontinued operations...................          --           --       (0.01)        (0.04)
  Cumulative effect of accounting change....          --           --       (0.27)           --
                                               ---------    ---------    ---------    ---------
Net earnings per share......................   $    0.74    $    0.54    $    1.64    $    1.31
                                               =========    =========    =========    =========

Cash dividends per share....................   $    0.30    $    0.35    $    0.90    $    1.05
                                               =========    =========    =========    =========

       See accompanying notes to unaudited consolidated condensed financial statements.

                          Journal Communications, Inc.
            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                                         Three Quarters Ended
                                                        -----------------------
                                                        October 6,   October 7,
                                                           2002         2001
                                                        ----------   ----------
Cash flow from operating activities:
  Earnings from continuing operations before
   accounting change................................    $  51,205    $  37,858
  Adjustments for non-cash items:
    Depreciation....................................       33,825       30,843
    Amortization....................................        1,508        8,605
    Provision for doubtful accounts.................        3,012        2,896
    Net loss from disposal of assets................          445          596
  Net changes in assets and liabilities,
   excluding effects of sales:
    Receivables.....................................       (3,959)      (4,507)
    Inventories.....................................        1,995       (1,510)
    Accounts payable................................       (2,447)      (8,765)
    Other current assets and liabilities............         (139)      11,275
                                                        ---------    ---------
Net cash provided by operating activities...........       85,445       77,291

Cash flow from investing activities:
  Proceeds from sale of assets......................        1,068        5,164
  Property and equipment expenditures...............      (42,420)     (65,224)
  Other, net........................................          134          438
                                                        ---------    ---------
Net cash used for investing activities..............      (41,218)     (59,622)

Net cash (used for) provided by discontinued
 operations.........................................       (3,118)         842

Cash flow from financing activities:
  Net increase in notes payable to banks............       65,895           --
  Proceeds from other long-term liabilities.........          326        1,880
  Payments of other long-term liabilities...........       (1,191)      (1,647)
  Purchases of units of beneficial interest.........     (122,539)     (71,120)
  Sales of units of beneficial interest.............       38,829       93,416
  Cash dividends....................................      (23,823)     (29,384)
  Deferred revenue..................................         (249)          --
                                                        ---------    ---------
Net cash used for financing activities..............      (42,752)      (6,855)

Net increase (decrease) in cash and cash
 equivalents........................................       (1,643)      11,656

Cash and cash equivalents
  Beginning of year.................................        8,911       10,049
                                                        ---------    ---------
  At October 6, 2002 and October 7, 2001............    $   7,268    $  21,705
                                                        =========    =========

See accompanying notes to unaudited consolidated condensed financial statements.

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

1.  Basis of Presentation
    The accompanying Consolidated Condensed Financial Statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the three quarters ended October 6, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. You should read these Consolidated Condensed Financial Statements in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

    We reclassified certain prior year amounts to conform to the 2002 presentation.

2.  Accounting Periods
    We divide our calendar year into thirteen four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. We follow a practice of publishing our interim financial statements at the end of the third accounting period (the first quarter), at the end of the sixth accounting period (the second quarter), and at the end of the tenth accounting period (the third quarter).

3.  New Accounting Standard
    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect the timing of recognizing future costs associated with exit or disposal activities.

4.  Segment Information
                                   Third Quarter Ended     Three Quarters Ended
                                  ----------------------  ----------------------
                                  October 6,  October 7,  October 6,  October 7,
                                     2002        2001        2002        2001
    Revenues                      ----------  ----------  ----------  ----------
    --------
    Journal Sentinel.............  $ 64,910    $ 64,001    $162,427    $168,633
    Journal Broadcast Group......    46,776      40,390     112,387     100,166
    Norlight Telecommunications..    45,082      47,202     114,181     116,600
    IPC Communication Services...    29,965      36,577      76,239      86,276
    Add, Inc.....................    29,984      30,867      75,785      79,388
    NorthStar Print Group........    17,661      17,686      43,811      43,812
    PrimeNet Marketing Services..    12,068      11,456      29,300      28,469
    Corporate and eliminations...    (1,129)     (1,199)     (2,727)     (3,323)
                                   --------    --------    --------    --------
                                   $245,317    $246,980    $611,403    $620,021
                                   ========    ========    ========    ========

    Earnings (losses) from continuing operations
    before income taxes and accounting change
    --------------------------------------------
    Journal Sentinel.............  $  7,428    $  4,127    $ 22,616    $ 18,052
    Journal Broadcast Group......     9,776       4,796      22,122       8,927
    Norlight Telecommunications..    12,088      15,045      31,726      37,227
    IPC Communication Services...     1,880       1,570       3,201        (401)
    Add, Inc.....................       591         254       1,487       1,308
    NorthStar Print Group........       643         531       1,309        (946)
    PrimeNet Marketing Services..       494        (292)        896        (525)
    Corporate and eliminations...       650        (809)      5,370      (2,407)
    Net interest and dividends...       (72)        324         453       1,130
                                   --------    --------    --------    --------
                                   $ 33,478    $ 25,546    $ 89,180    $ 62,365
                                   ========    ========    ========    ========

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

4.  Segment Information, continued

                                                    October 6,     December 31,
                                                       2002            2001
                                                    ----------     ------------
                                                                     (Audited)

    Identifiable total assets
    Journal Sentinel .........................      $ 158,951       $ 145,200
    Journal Broadcast Group...................        297,982         296,723
    Norlight Telecommunications...............        118,997         122,649
    IPC Communication Services................         39,267          47,036
    Add, Inc..................................         64,298          62,897
    NorthStar Print Group.....................         23,694          24,079
    PrimeNet Marketing Services...............          6,058          13,181
    Corporate and eliminations................         14,326          17,049
                                                    ---------       ---------
                                                    $ 723,573       $ 728,814
                                                    =========       =========

5.       Comprehensive Income

                                   Third Quarter Ended     Three Quarters Ended
                                  ----------------------  ----------------------
                                  October 6,  October 7,  October 6,  October 7,
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
    Net earnings................   $ 19,589    $ 15,431    $ 43,585    $ 36,856
    Foreign currency
     translation adjustments....       (500)        (56)       (925)        (68)
                                   --------    --------    --------    --------
    Comprehensive income........   $ 19,089    $ 15,375    $ 42,660    $ 36,788
                                   ========    ========    ========    ========


6.  Goodwill and Other Intangible Assets
    Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to results of operations when their carrying amounts exceed their estimated fair values. We will continue to amortize separable definite-lived intangible assets over their useful lives.

    We performed transitional impairment tests on our goodwill, definite-lived, and indefinite-lived intangible assets. The resulting impairment charges were recorded during the first quarter ended March 24, 2002 and are reported as the cumulative effect of accounting change in the Consolidated Condensed Statements of Income.

    The following table reconciles the reported earnings from continuing operations before accounting change, net earnings, earnings per share from continuing operations before accounting change and earnings per share to that which would have resulted for the third quarter and three quarters ended October 7, 2001 if Statement No. 142 had been adopted effective January 1, 2001:

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

6.       Goodwill and Other Intangible Assets, continued

                                                                   Third Quarter Ended   Three Quarters Ended
                                                                     October 7, 2001        October 7, 2001
                                                                   -------------------   --------------------
    Reported earnings from continuing operations before
     accounting change...........................................       $  15,484             $  37,858
      Goodwill amortization, net of tax..........................             673                 1,685
      Broadcast licenses amortization, net of tax................             958                 2,395
      Network affiliation agreements amortization, net of tax....              24                    58
                                                                        ---------             ---------
    Adjusted earnings from continuing operations before
     accounting change...........................................       $  17,139             $  41,996
                                                                        =========             =========

    Reported net earnings........................................       $  15,431             $  36,856
      Goodwill amortization, net of tax..........................             676                 1,692
      Broadcast licenses amortization, net of tax................             958                 2,395
      Network affiliation agreements amortization, net of tax....              24                    58
                                                                        ---------             ---------
    Adjusted net earnings........................................       $  17,089             $  41,001
                                                                        =========             =========
    Basic and diluted earnings per share:
    Reported earnings from continuing operations before
     accounting change...........................................       $    0.54             $    1.35
      Goodwill amortization, net of tax..........................            0.02                  0.06
      Broadcast licenses amortization, net of tax................            0.03                  0.09
      Network affiliation agreements amortization, net of tax....              --                    --
                                                                        ---------             ---------
    Adjusted earnings from continuing operations before
     accounting change...........................................       $    0.59             $    1.50
                                                                        =========             =========
    Basic and diluted earnings per share:
    Reported net earnings........................................       $    0.54             $    1.31
      Goodwill amortization, net of tax..........................            0.02                  0.06
      Broadcast licenses amortization, net of tax................            0.03                  0.09
      Network affiliation agreements amortization, net of tax....              --                    --
                                                                        ---------             ---------
    Adjusted net earnings........................................       $    0.59             $    1.46
                                                                        =========             =========

    Amortization expense was $566 for the third quarter ended October 6, 2002 and $1,508 for the three quarters ended October 6, 2002. We expect that amortization expense will be reduced from $10,863 in 2001 to approximately $1,909 in 2002. Estimated amortization expense for each of the years ended December 31 is as follows:

    Year                                                              Amount
    ----                                                             --------

    2002..........................................................   $  1,909
    2003..........................................................      1,636
    2004..........................................................      1,028
    2005..........................................................        455
    2006..........................................................        445

    Definite-lived Intangibles
    Our definite-lived intangible assets consist primarily of customer lists and non-compete agreements. We amortize the customer lists over the period of time we expect the assets to contribute to our cash flows and we amortize the non-compete agreements over the terms of the contracts. As a result of the transitional impairment tests, we wrote off $1,260 ($773 after tax) for a customer list at PrimeNet Marketing Services.

    The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of October 6, 2002 and December 31, 2001 is as follows:

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

6.  Goodwill and Other Intangible Assets, continued

                                              Gross                      Net
                                             Carrying   Accumulated    Carrying
    As of October 6, 2002                     Amount    Amortization    Amount
                                             --------   ------------   --------
    Definite-lived intangible assets:
    Customer lists........................   $ 16,248    $ (13,156)    $ 3,092
    Non-compete agreements................     17,790      (15,873)      1,917
    Other.................................     11,625      (11,613)         12
                                             --------    ---------     -------
    Total.................................   $ 45,663    $ (40,642)    $ 5,021
                                             ========    =========     =======

                                              Gross                      Net
                                             Carrying   Accumulated    Carrying
    As of December 31, 2001                   Amount    Amortization    Amount
                                             --------   ------------   --------
    Definite-lived intangible assets:
    Customer lists........................   $ 18,138    $ (13,369)    $ 4,769
    Non-compete agreements................     17,690      (14,795)      2,895
    Other.................................     16,134      (15,218)        916
                                             --------    ---------     -------
    Total.................................   $ 51,962    $ (43,382)    $ 8,580
                                             ========    =========     =======

    The decrease in the net carrying amount of other definite-lived intangible assets from December 31, 2001 is due to reclassifying to goodwill the intangible assets that did not meet the new criteria for recognition separate from goodwill.

    Indefinite-lived Intangibles
    Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Consequently, we expect the cash flows from both our broadcast licenses and our network affiliation agreements to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and network affiliation agreements at the level of separate identifiable assets and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at Journal Broadcast Group.

    The net carrying amount of the major classes of indefinite-lived intangible assets as of October 6, 2002 and December, 2001 is as follows:

                                             October 6, 2002   December 31, 2001
                                             ---------------   -----------------
    Indefinite lived intangible assets:
    Broadcast licenses.....................     $ 125,492          $ 128,842
    Network affiliation agreements.........         7,495             10,067
    Other..................................         1,577              1,568
                                                ---------          ---------
    Total..................................     $ 134,564          $ 140,477
                                                =========          =========

    Goodwill
    We performed transitional impairment tests on the goodwill of six of our reporting units with goodwill, which also are our reportable segments. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at PrimeNet Marketing Services. For goodwill amortization that was nondeductible for income tax purposes, the transitional goodwill impairment charge is also nondeductible.

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

6.  Goodwill and Other Intangible Assets, continued

    The changes in the net carrying amount of goodwill for the three quarters ended October 6, 2002 are as follows:

                   Goodwill at     Goodwill       Goodwill      Transfer of                  Goodwill at
                    January 1,    related to     related to    unidentifiable   Impairment    October 6,
    Segment           2002       acquisitions   divestitures     intangible       losses         2002
    -------        -----------   ------------   ------------   -------------    ----------   -----------

    Journal
     Sentinel       $   2,084      $     --        $   --         $    --       $      --    $    2,084

    Journal
     Broadcast
     Group             76,584         5,368            --             167              --        82,119

    NorthStar
     Print Group        2,362            --            --              --              --         2,362

    Add, Inc.          23,713            --           398             724              --        24,835

    Norlight
     Telecom-
     munications          188            --            --              --              --           188

    PrimeNet
     Marketing
     Services           7,358            --            --              --          (6,948)          410
                    ---------      --------        ------         -------       ---------     ---------

    Total           $ 112,289      $  5,368        $  398         $   891       $  (6,948)    $ 111,998
                    =========      ========        ======         =======       =========     =========

    According to Statement No. 142, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business disposed of and the portion of the reporting unit that is retained. As discussed in Note 8 below, we announced the closure of Fox Cities Newspapers, a part of the Add, Inc. reporting segment, in January 2002. The book value of its goodwill equaled $398 as of December 31, 2001. Based upon the valuations of Fox Cities Newspapers and Add, Inc., the relative value of Fox Cities Newspapers' goodwill now equals zero. Therefore, upon adoption of Statement No. 142, Fox Cities Newspapers' goodwill that was classified in net non-current assets of discontinued operations in the December 31, 2001 Consolidated Condensed Balance Sheet has been reclassified to the Add, Inc. reporting unit goodwill in the October 6, 2002 Consolidated Condensed Balance Sheet.

    The changes in the net carrying amount of goodwill for the three quarters ended October 7, 2001 are as follows:

                    Goodwill at      Goodwill                       Goodwill at
                     January 1,     related to                       October 7,
    Segment            2001        divestitures    Amortization         2001
    -------         -----------    ------------    ------------     -----------

    Journal
     Sentinel        $   2,090       $    --         $     (5)        $  2,085

    Journal
     Broadcast
     Group              76,352            --           (1,626)          74,726

    NorthStar
     Print Group         2,736          (296)             (60)           2,380

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

6.  Goodwill and Other Intangible Assets, continued

                         Goodwill at     Goodwill                    Goodwill at
                          January 1,    related to                    October 7,
Segment                     2001       divestitures   Amortization       2001
-------                  -----------   ------------   ------------   -----------

Add, Inc.                    24,411           --            (537)        23,874

Norlight
 Telecommunications             202           --             (11)           191

PrimeNet
 Marketing Services           7,581           --            (171)         7,410
                          ---------      -------        --------       --------
Total                     $ 113,372      $  (296)       $ (2,410)      $110,666
                          =========      =======        ========       ========

    Other
    We perform impairment tests each year on goodwill and indefinite-lived intangible assets, or between yearly tests in certain circumstances. We cannot be certain that future impairment tests will not result in a charge to earnings. We perform impairment tests as of the beginning of the fourth quarter.

    Statement No. 142 does not change the requirements of Statement No. 109, "Accounting for Income Taxes," for recognition of deferred taxes related to broadcast licenses and tax-deductible goodwill. As a result of adopting Statement No. 142, we will recognize a deferred tax liability for the difference between book and tax amortization on our broadcast licenses and tax-deductible goodwill because we are no longer amortizing these intangible assets for book purposes. As the majority of our deferred tax liability recorded on the balance sheet relates to the difference between book and tax on broadcast licenses, the deferred tax liability will not reverse over time unless future impairment charges are recognized on the broadcast licenses or they are sold.

7.  Notes Payable to Banks
    On May 31, 2002, we entered into a $120,000 bank revolving credit agreement, expiring May 30, 2003, to support our cash requirements. Borrowings under this credit agreement are at the Base Rate (derived from prime or Federal Fund rates) or at the LIBOR based rate. As of October 6, 2002, we had borrowings of $70,315 under the credit agreement, including $1,815 bearing interest at the Base Rate of 4.75% and $68,500 bearing interest at the LIBOR based rate of 2.7125%. Upon signing the credit agreement, we paid fees of $255 which we are amortizing over the life of the credit agreement.

8.  Discontinued Operations
    Effective January 1, 2002, we adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as the accounting and reporting of discontinued operations.

    In January 2002, we announced the closure of Fox Cities Newspapers, six weekly newspapers located in Appleton, Wisconsin. We recorded closure costs of $487, which are reported in the loss from discontinued operations in the Consolidated Condensed Statements of Income.

    The following table summarizes the results of operations of Fox Cities Newspapers, which are included in the loss from discontinued operations in the Consolidated Condensed Statements of Income:

                                   Third Quarter Ended     Three Quarters Ended
                                  ----------------------  ----------------------
                                  October 6,  October 7,  October 6,  October 7,
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
    Revenue.....................    $   --     $ 1,130      $  154     $ 2,962
    Losses before income
     tax benefit................        --        (390)       (563)       (935)

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

8.  Discontinued Operations, continued

    At October 6, 2002 and December 31, 2001, the net assets and liabilities of Fox Cities Newspapers in the Consolidated Condensed Balance Sheets consisted of the following:
                                             October 6, 2002   December 31, 2001
                                             ---------------   -----------------

    Other current assets..................      $      --          $      12
    Other current liabilities.............             --                (44)
                                                ---------          ---------
    Net current liabilities...............      $      --          $     (32)
                                                =========          =========

    Property and equipment................      $     223          $     223
    Goodwill and intangible assets........             --                543
                                                ---------          ---------
    Net non-current assets................      $     223          $     766
                                                =========          =========

    On April 29, 2002, we decided to liquidate IPC Communication Services, S.A., a part of the IPC Communication Services reporting segment located in Roncq, France. We recorded closure costs of $2,900, which are reported in the loss from discontinued operations in the Consolidated Condensed Statements of Income. We recorded applicable income tax benefits of $4,761.

    The following table summarizes the results of operations of IPC Communication Services, S. A., which are included in the loss from discontinued operations in the Consolidated Condensed Statements of Income:

                                   Third Quarter Ended     Three Quarters Ended
                                  ----------------------  ----------------------
                                  October 6,  October 7,  October 6,  October 7,
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
    Revenue.......................  $  355     $ 3,817     $ 3,083     $ 8,524
    Income (losses) before income
     tax expense (benefit)........     197         281      (4,761)       (670)

    At October 6, 2002 and December 31, 2001, the net assets and liabilities of IPC Communication Services, S. A. in the Consolidated Condensed Balance Sheets consisted of the following:

                                             October 6, 2002   December 31, 2001
                                             ---------------   -----------------

    Cash..................................      $     510          $   1,176
    Receivables...........................            177              2,103
    Inventories...........................             10              1,111
    Other current assets..................          1,038                325
                                                ---------          ---------
       Total current assets...............          1,735              4,715

    Accounts payable......................           (454)            (2,273)
    Other current liabilities.............             --             (1,156)
                                                ---------          ---------
       Total current liabilities..........           (454)            (3,429)
                                                ---------          ---------

    Net current assets....................      $   1,281          $   1,286
                                                =========          =========

    Property and equipment................      $     559          $   1,142
    Other non-current assets..............             --                125
                                                ---------          ---------
       Total non-current assets...........            559              1,267
    Long term liabilities.................            (32)               (29)
                                                ---------          ---------
    Net non-current assets................      $     527          $   1,238
                                                =========          =========

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                    (in thousands, except per share amounts)

9.  Acquisition
    On December 31, 2001, we acquired the business and certain assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was approximately $22,114. We finalized the purchase price allocation during the third quarter of 2002. The changes are primarily reclassifications between goodwill, broadcast licenses and network affiliation agreement values. The preliminary purchase price allocation, the adjustments, and the final purchase price allocation are as follows:

                                  Preliminary                          Final
                                Purchase Price   Purchase Price   Purchase Price
                                  Allocation       Adjustments      Allocation
                                --------------   --------------   --------------

    Property and equipment....     $  4,485         $     35         $  4,520
    Goodwill..................        1,601            5,368            6,969
    Broadcast licenses........       10,000           (2,628)           7,372
    Network affiliation
     agreement................        5,979           (2,571)           3,408
    Accrued liabilities.......           --             (155)            (155)
                                   --------         --------         --------
    Total purchase price......     $ 22,065         $     49         $ 22,114
                                   ========         ========         ========

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Third Quarter Ended October 6, 2002 Compared to Third Quarter Ended October 7, 2001

Our consolidated revenue from continuing operations in the third quarter of 2002 was $245.3 million, a decrease of $1.7 million, or 0.7%, compared to $247.0 million in the third quarter of 2001. Revenue increases at Journal Sentinel Inc., Journal Broadcast Group and PrimeNet Marketing Services were more than offset by decreases at Norlight Telecommunications, Add, Inc., and IPC Communications Services. Revenue from NorthStar Print Group was approximately the same in the third quarter of 2002 compared to the third quarter of 2001. Revenue in the third quarter of 2001 was adversely impacted by $0.7 million from preempted advertising due to the uninterrupted news coverage on television and radio stations following the September 11 terrorist attacks.

Our earnings from continuing operations before accounting change in the third quarter of 2002 were $19.6 million, an increase of $4.1 million, or 26.5%, compared to $15.5 million in the third quarter of 2001. The increase was primarily due to the decrease in the total cost of newsprint, the increase in political and issue advertising, the decrease in operating expenses resulting from cost control measures, workforce reductions and the closure or transition of certain business units and the adverse impact on third quarter 2001 earnings following the September 11 terrorist attacks offset by the decrease in the profit margin on services provided by Norlight. Effective January 1, 2002, we adopted Statement No. 142, and accordingly, we ceased amortizing goodwill, broadcast licenses and network affiliation agreements. If Statement No. 142 had been adopted effective January 1, 2001, our earnings from continuing operations before accounting change in the third quarter of 2001 would have been $17.1 million.

Journal Sentinel

Journal Sentinel's revenue in the third quarter of 2002 was $64.9 million, an increase of $0.9 million, or 1.4%, compared to $64.0 million in the third quarter of 2001. The following table presents Journal Sentinel's revenues by category for the third quarters of 2002 and 2001:
                                                     Third quarter ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Advertising:
  Retail.................................        $  21.4            $  21.2
  Classified.............................           20.6               20.5
  General................................            3.5                2.5
  Other..................................            4.9                4.2
                                                 -------            -------
Total advertising........................           50.4               48.4
Circulation..............................           13.8               14.7
Other....................................            0.7                0.9
                                                 -------            -------
Total revenue............................        $  64.9            $  64.0
                                                 =======            =======

Retail advertising revenue in the third quarter of 2002 was $21.4 million, an increase of $0.2 million, or 0.9%, compared to $21.2 million in the third quarter of 2001. The increase is comprised of a $0.9 million increase in retail preprints offset by a $0.7 million decrease in retail ROP (run-of-press) advertisements that are published in all editions of a particular day's newspaper. We believe the shift toward retail preprints in the third quarter was due in part to changes in marketing strategies of certain major national retail advertisers. Additionally, in the third quarter of 2001, many advertisers reduced or eliminated their newspaper advertisements following the terrorist attacks.

Classified advertising revenue in the third quarter of 2002 was $20.6 million, an increase of $0.1 million, or 0.5%, compared to $20.5 million in the third quarter of 2001. Increases in automotive advertising of $1.2 million and general advertising of $0.5 million were partially offset by decreases in employment advertising of $1.1 million and real estate advertising of $0.5 million. The increase in automotive advertising is attributed to auto manufacturers promoting 0% financing programs. The decrease in employment advertising, which accounts for about 42.0% of total classified advertising, represented a 13.0% decrease from the third quarter of 2001, which compares favorably to previously reported decreases of 31.0% for the second quarter of 2002 compared to the second quarter of 2001 and 45.0% for the first quarter of 2002 compared to the first quarter of 2001. We believe the decrease in employment advertising resulted primarily from continuing economic uncertainty.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

General advertising revenue in the third quarter of 2002 was $3.5 million, an increase of $1.0 million, or 40.0%, compared to $2.5 million in the third quarter of 2001. The increase is primarily attributable to an increase in general ROP advertising mainly from the telecommunication category.

The following table presents Journal Sentinel's advertising linage by category for the third quarters of 2002 and 2001:
                                                  Third quarter ended
                                      ------------------------------------------
                                      October 6, 2002   October 7, 2001   Change
                                      ---------------   ---------------   ------
                                            (inches in thousands)
Advertising linage:
  Retail.............................      211.5             219.7        - 3.7%
  Classified.........................      303.6             296.7        + 2.3%
  General............................       18.2              13.5        +34.8%
Total advertising linage in inches...      533.3             529.9        + 0.6%
Preprint pieces (in millions)........      266.0             253.5        + 4.9%

Total advertising linage in the third quarter of 2002 increased 0.6% compared to the third quarter of 2001. The increase is largely due to a 34.8% increase in general advertising and a 2.3% increase in classified advertising. Retail advertising linage decreased 3.7% due primarily to the shift in major retail advertising to more preprint advertising. Preprint advertising pieces rose 4.9% in the third quarter of 2002 primarily due to an increase in preprint advertising from a major national retail customer.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline and event marketing, in the third quarter of 2002 was $4.9 million, an increase of $0.7 million, or 16.7%, compared to $4.2 million in the third quarter of 2001. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in the third quarter of 2002 was $13.8 million, a decrease of $0.9 million, or 6.2%, compared to $14.7 million in the third quarter of 2001. Increases in the third quarter of 1.5% in average net paid circulation for Journal Sentinel's daily newspaper and of 1.6% in average net paid circulation for Journal Sentinel's Sunday newspaper were more than offset by discounts given to new subscribers. In January 2002, Journal Sentinel eliminated home delivery of its newspaper in all but the twelve counties in southeastern Wisconsin. As of the end of the third quarter, this decision resulted in a decrease in net paid circulation for the daily and Sunday newspaper of 3.8% and 4.9%, respectively. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, Journal Sentinel began offering greater discounts on home delivery and single copy sales. Readership in those areas has increased since offering the discounts.

Journal Sentinel's earnings before income taxes in the third quarter of 2002 were $7.4 million, an increase of $3.3 million, or 80.0%, compared to $4.1 million in the third quarter of 2001. Contributing to the increase was a $2.6 million reduction in the total cost of newsprint and ink compared to the third quarter of 2001 and a $0.4 million decrease in direct wages and selling and administrative expenses, which resulted primarily from work force reduction programs. These cost reductions were partially offset by $1.6 million in start up costs in the third quarter of 2002 related to the new production facility.

Journal Broadcast Group

Journal Broadcast Group's revenue in the third quarter of 2002 was $46.8 million, an increase of $6.4 million, or 15.8%, compared to $40.4 million in the third quarter of 2001. Earnings before income taxes and accounting change in the third quarter of 2002 were $9.8 million, an increase of $5.0 million, or 103.8%, compared to $4.8 million in the third quarter of 2001.

The following table presents Journal Broadcast Group's revenue and earnings before income taxes and accounting change by television stations and radio stations for the third quarters of 2002 and 2001:
                                                     Third quarter ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Revenue:
  Television.............................        $  21.7            $  17.0
  Radio..................................           25.1               23.4
                                                 -------            -------
Total    ................................        $  46.8            $  40.4
                                                 =======            =======

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Earnings before income taxes and accounting change:
  Television..........................................    $   4.6      $   2.2
  Radio...............................................        5.2          2.6
                                                          -------      -------
Total.................................................    $   9.8      $   4.8
                                                          =======      =======

Television stations' revenue in the third quarter of 2002 was $21.7 million, an increase of $4.7 million, or 27.6%, compared to $17.0 million in the third quarter of 2001. The increase in television stations' revenue was attributed primarily to a collective $2.0 million increase in local advertising, a $1.7 million increase in political and issue advertising and a $0.9 million increase from national advertising across all markets. Included in the revenue increase is $1.6 million from the two stations in Idaho that were acquired on December 31, 2001. In the third quarter of 2001, the uninterrupted news coverage following the September 11 terrorist attacks had a $0.5 million adverse impact on advertising revenue from the television stations.

Television stations' earnings before income taxes in the third quarter of 2002 was $4.6 million, an increase of $2.4 million, or 109.1%, compared to $2.2 million in the third quarter of 2001. The increase is primarily attributed to the $4.7 million increase in revenue, the discontinuation of $0.3 million of goodwill, broadcast license and network affiliation agreement amortization expense and the effects of cost containment initiatives in all markets.

Radio stations' revenue in the third quarter of 2002 was $25.1 million, an increase of $1.7 million, or 7.3%, compared to $23.4 million in the third quarter of 2001. The increase was primarily attributed to a collective $1.1 million increase in local advertising and a $0.4 million increase from national advertising across all markets and a $0.2 million increase in political and issue advertising revenue. In the third quarter of 2001, the uninterrupted news coverage following the September 11 terrorist attacks had a $0.2 million adverse impact on advertising revenue from the radio stations.

Radio stations earnings' before income taxes and accounting change in the third quarter of 2002 was $5.2 million, an increase of $2.6 million, or 100.0%, compared to $2.6 million in the third quarter of 2001. The increase is primarily attributed to the discontinuation of $1.7 million of goodwill and broadcast license amortization expense, the $1.7 million increase in revenue and the effects of cost control initiatives in all markets.

Norlight

Norlight's revenue in the third quarter of 2002 was $45.1 million, a decrease of $2.1 million, or 4.5%, compared to $47.2 million in the third quarter of 2001. The following table presents Norlight's revenue by business category for the third quarters of 2002 and 2001:
                                                     Third quarter ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Revenue:
  Wholesale services.....................        $  29.2            $  31.7
  Commercial services....................           15.9               15.5
                                                 -------            -------
Total....................................        $  45.1            $  47.2
                                                 =======            =======

Norlight's Wholesale services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from Wholesale services in the third quarter of 2002 was $29.2 million, a decrease of $2.5 million, or 7.9%, compared to $31.7 million in the third quarter of 2001. The decrease is primarily attributed to service disconnections and price reductions. Monthly recurring revenue from Wholesale services at the end of the third quarter of 2002 was $7.5 million compared to $7.6 million at the beginning of the third quarter of 2002 and $8.4 million at the end of the third quarter of 2001.

Norlight's Commercial services provide advanced data communications products to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Minnesota, Illinois, Indiana and Michigan. Revenue from Commercial services in the third quarter of 2002 was $15.9 million, an increase of $0.4 million, or 2.5%, compared to $15.5 million in the third quarter of 2001. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from Commercial data services at the end of the third quarter of 2002 of $3.0 million was virtually equal to the amount at the beginning of the third quarter of 2002 and at the end of the third quarter of 2001.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Earnings before income taxes in the third quarter of 2002 was $12.1 million, a decrease of $2.9 million, or 19.7%, compared to $15.0 million in the third quarter of 2001. The decrease in earnings is primarily attributed to the decrease in profit margins on services provided due to price reductions and the increase in depreciation expense of $0.5 million resulting from the completion of several capital investment initiatives during 2001.

WorldCom and Global Crossing accounted for 20.2% of Norlight's revenue in the third quarter of 2002 compared to 19.6% in the third quarter of 2001. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. The loss of the ongoing business from either of these two customers would have a significant adverse affect on our results of operations. A renewal service contract with Global Crossing is being negotiated.

We believe we do not have a material bad debt exposure because we bill all data services for both Wholesale and Commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided. Norlight continues to provide services to WorldCom and Global Crossing and receives timely payment for those services.

Norlight has a pre-bankruptcy receivable, net of applicable "set-off" accounts payable, from WorldCom of $0.5 million. We recorded a reserve in the amount of the net receivable in the third quarter of 2002.

IPC

IPC's revenue from continuing operations in the third quarter of 2002 was $30.0 million, a decrease of $6.6 million, or 18.1%, compared to $36.6 million in the third quarter of 2001. The decrease was primarily attributed to the continued slowdown in the publication printing business and the consolidation of IPC's U.S. operations to eliminate customers that did not fit our long term strategic business plans. CD-ROM replication continued at essentially the same level as compared to the comparable period last year; however, IPC continues to experience strong price competition for this product in all markets.

Earnings from continuing operations before income taxes in the third quarter of 2002 were $1.9 million, an increase of $0.3 million, or 19.7%, compared to $1.6 million in the third quarter of 2001. The impact on earnings from the decrease in revenue was more than offset by improvements in sales mix profitability of $1.8 million and a reduction in operational costs of $1.1 million in the third quarter of 2002 compared to the third quarter of 2001.

IPC derived 40.4% and 34.3% of its revenue in the third quarters of 2002 and 2001 from its single largest customer, a large computer hardware OEM (original equipment manufacturer). The loss of this customer could have a material adverse effect on our results of operations.

Add, Inc.

Add, Inc.'s revenue from continuing operations in the third quarter of 2002 was $30.0 million, a decrease of $0.9 million, or 2.9%, compared to $30.9 million in the third quarter of 2001. Revenue from Add, Inc.'s publishing operations was $22.3 million in the third quarter of 2002 and the third quarter of 2001. Revenue from Add, Inc.'s printing operations in the third quarter of 2002 were $7.7 million, a decrease of $0.9 million from the third quarter of 2001. The decrease in revenue is primarily attributed to reduced press runs and page counts from existing customers and the loss of three customers.

Earnings from continuing operations before income taxes in the third quarter of 2002 were $0.6 million, an increase of $0.3 million, or 132.7%, compared to $0.3 million in the third quarter of 2001. The increase was primarily attributed to a $0.3 million decrease in newsprint prices and the discontinuation of $0.2 million of goodwill amortization, primarily offset by the decrease in revenue.

NorthStar

NorthStar's revenue in the third quarter of 2002 and 2001 was $17.7 million. Increases in the gravure printing operation were offset by decreases in the flexographic label market. Earnings before income taxes in the third quarter of 2002 were $0.6 million, an increase of $0.1 million, or 21.1%, compared to $0.5 million in the third quarter of 2002.

SAB/Miller Brewing Company accounted for approximately 49.5% and 49.7% of NorthStar's revenue in the third quarter of 2002 and 2001, respectively. NorthStar is in the second year of a five-year contract with Miller. The loss of Miller could materially affect our results of operations.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PrimeNet

PrimeNet's revenue in the third quarter of 2002 was $12.1 million, an increase of $0.6 million, or 5.3%, compared to $11.5 million in the third quarter of 2001. PrimeNet's earnings before income taxes and accounting change in the third quarter of 2002 of $0.5 million compared to a loss of $0.3 million last year. The increase in revenue was primarily due to an increase in print and mail services and database marketing services. The increase in earnings was primarily the result of the increase in revenue and cost controls. Additionally, in the third quarter of 2001, the anthrax scare resulted in advertisers deciding to use other media to reach their target audiences.

Non Operating Income and Taxes From Continuing Operations

Interest income and dividends in the third quarter of 2002 were $0.1 million compared to $0.5 million in the third quarter of 2001. The decrease is primarily attributed to the decrease in cash and cash equivalents. Interest expense in the third quarter of 2002 and 2001 was $0.2 million. In the third quarter of 2002, gross interest expense from borrowings under our credit agreement of $0.5 million was capitalized as part of our construction of the Journal Sentinel production facility. In 2001, we paid interest on certain state income tax audits.

The effective tax rate on continuing operations was 41.5% in the third quarter 2002 compared to 39.4% in the third quarter of 2001. In the third quarter 2002, the difference between the statutory federal tax rate and the effective tax rate is primarily the result of litigation that was settled during 2002.

Discontinued Operations

In January 2002, we announced the closure of the Fox Cities Newspapers, located in Appleton, Wisconsin. The Newspapers were part of the Add, Inc. reporting segment and included six weekly papers.

On April 29, 2002, a resolution was approved by the Board of Directors for IPC Communication Services, S. A. to proceed to close IPC Communication Services, S.
A. through a liquidation process. We currently expect the operations of IPC Communication Services, S. A. to cease in the fourth quarter of 2002 with final liquidation completed in early 2003.

The operations of the Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in the unaudited financial statements and, accordingly, prior periods have been restated to reflect this treatment.

Net revenues from discontinued operations in the third quarter of 2002 and 2001 were $0.4 million and $4.9 million, respectively. Net current and non-current assets of discontinued operations were $2.0 million at October 6, 2002 and $3.3 million at December 31, 2001. Earnings from discontinued operations in the third quarter of 2002 were $0.2 million compared to losses from discontinued operations in the third quarter of 2001 of $0.1 million. We recorded applicable income tax expense in the third quarter of 2002 of $0.2 million. Applicable income tax benefits in the third quarter of 2001 were $0.1 million. We will likely record additional closure costs for IPC Communication Services, S. A. in the fourth quarter of 2002; however, we do not expect the additional closure costs to be material to our results of operations.

Three Quarters Ended October 6, 2002 Compared to Three Quarters Ended October 7, 2001

Our consolidated revenue from continuing operations in the three quarters of 2002 was $611.4 million, a decrease of $8.6 million, or 1.4%, compared to $620.0 million in the three quarters of 2001. Revenue increases at Journal Broadcast Group and PrimeNet were more than offset by decreases at Journal Sentinel, Norlight, Add, Inc., and IPC. Revenue at NorthStar was approximately the same in the three quarters of 2002 compared to the three quarters of 2001. Revenue in the three quarters of 2001 was adversely impacted by $0.7 million from preempted advertising due to the uninterrupted news coverage on television and radio stations following the September 11 terrorist attacks.

Our earnings from continuing operations before accounting change in the three quarters of 2002 were $51.2 million, an increase of $13.3 million, or 35.3%, compared to $37.9 million in the three quarters of 2001. The increase was primarily due to the decrease in the total cost of newsprint, the increase in Olympic, political and issue advertising, the decrease in the litigation reserve by $4.1 million to reflect the second quarter settlement of the Newspaper Merger Class Action Suit, the decrease in operating expenses resulting from cost control measures, workforce reductions and the closure or transition of certain business units and the adverse impact on third quarter 2001 earnings following the September 11 terrorist attacks offset by the decrease in the profit margin on services provided by Norlight. Effective January 1, 2002, we adopted Statement No. 142, and accordingly, we ceased amortizing goodwill, broadcast licenses and network affiliation agreements. If Statement No. 142 had been adopted effective January 1, 2001, our earnings from continuing operations before accounting change in the three quarters of 2001 would have been $42.0 million.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Journal Sentinel

Journal Sentinel's revenue in the three quarters of 2002 was $162.4 million, a decrease of $6.2 million, or 3.7%, compared to $168.6 million in the three quarters of 2001. The following table presents Journal Sentinel's revenues by category for the three quarters of 2002 and 2001:
                                                    Three quarters ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Advertising:
  Retail.................................        $  54.7            $  55.0
  Classified.............................           49.4               54.9
  General................................            8.2                7.5
  Other..................................           12.2               10.7
                                                 -------            -------
Total advertising........................          124.5              128.1
Circulation..............................           34.8               36.8
Other....................................            3.1                3.7
                                                 -------            -------
Total revenue............................        $ 162.4            $ 168.6
                                                 =======            =======

Retail advertising revenue in the three quarters of 2002 was $54.7 million, a decrease of $0.3 million, or 0.5%, compared to $55.0 million in the three quarters of 2001. The decrease is comprised of a $1.7 million increase in retail preprints offset by a $2.0 million decrease in retail ROP advertisements. We believe the shift toward retail preprints in the three quarters was due in part to changes in marketing strategies of certain major national retail advertisers. Additionally, in the third quarter of 2001, many advertisers reduced or eliminated their newspaper advertisements following the terrorist attacks.

Classified advertising revenue in the three quarters of 2002 was $49.4 million, a decrease of $5.5 million, or 10.0%, compared to $54.9 million in the three quarters of 2001. Decreases in employment advertising of $8.5 million and real estate advertising of $0.1 million were partially offset by increases in automotive advertising of $2.7 million and general advertising of $0.5 million. The decrease in employment advertising, which accounts for almost 39.0% of total classified advertising represented a 13.0% decrease from the third quarter of 2001, which compares favorably to previously reported decreases of 31.0% for the second quarter of 2002 compared to the second quarter of 2001 and 45.0% for the first quarter of 2002 compared to the first quarter of 2001. We believe the decrease in employment advertising resulted primarily from continuing economic uncertainty. The increase in automotive advertising is attributed to auto manufacturers promoting 0% financing programs.

General advertising revenue in the three quarters of 2002 was $8.2 million, an increase of $0.7 million, or 9.3%, compared to $7.5 million in the three quarters of 2001. The increase is primarily attributable to an increase in general ROP advertising mainly from the telecommunication category.

The following table presents Journal Sentinel's advertising linage by category for the three quarters of 2002 and 2001:
                                                 Three quarters ended
                                      ------------------------------------------
                                      October 6, 2002   October 7, 2001   Change
                                      ---------------   ---------------   ------
                                            (inches in thousands)
Advertising linage:
  Retail.............................       540.9             563.2        -4.0%
  Classified.........................       716.3             758.6        -5.6%
  General............................        39.6              40.2        -1.5%
Total advertising linage in inches...     1,296.8           1,362.0        -4.8%
Preprint pieces (in millions)               637.7             617.2        +3.3%

Total advertising linage in the three quarters of 2002 decreased 4.8% compared to the three quarters of 2001. The decrease is largely due to a 5.6% decrease in classified advertising, a 4.0% decrease in retail advertising and a 1.5% decrease in general advertising. Retail advertising linage decreased 4.0% due primarily to the shift in major retail advertising to more preprint advertising. Preprint advertising pieces rose 3.3% in the three quarters of 2002 primarily due to an increase in preprint advertising from a major national retail customer.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline and event marketing, in the three quarters of 2002 was $12.2 million, an increase of $1.5 million, or 14.0%, compared to $10.7 million in the three quarters of 2001. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in the three quarters of 2002 was $34.8 million, a decrease of $2.0 million, or 5.4%, compared to $36.8 million in the three quarters of 2001. The decrease is mainly attributed to the 5.9% decrease in average net paid circulation for Journal Sentinel's daily newspaper and 4.1% decrease in average net paid circulation for Journal Sentinel's Sunday newspaper combined with greater discounts given to new subscribers. In January 2002, Journal Sentinel eliminated home delivery of its newspaper in all but the twelve counties in southeastern Wisconsin. As of the end of the third quarter of 2002, this decision resulted in a decrease in net paid circulation for the daily and Sunday newspaper of 3.8% and 4.9%, respectively. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, Journal Sentinel began offering greater discounts on home delivery and single copy sales. Readership in those areas has increased since offering the discounts.

Journal Sentinel's earnings before income taxes in the three quarters of 2002 were $22.6 million, an increase of $4.6 million, or 25.3%, compared to $18.1 million in the three quarters of 2001. Contributing to the increase was a $6.9 million reduction in the total cost of newsprint and ink compared to the three quarters of 2001 and a $5.1 million decrease in direct wages and selling and administrative expenses, which resulted primarily from work force reduction programs. These cost reductions were partially offset by $3.5 million in start up costs in the three quarters of 2002 related to the new production facility.

We anticipate that our new presses will be installed and our new production facility will be fully operational in early 2003. We expect that our new presses will provide improved print reproduction quality and increased productivity, as well as additional opportunities to pursue commercial printing revenue from third parties.

Journal Broadcast Group

Journal Broadcast Group's revenue in the three quarters of 2002 was $112.4 million, an increase of $12.2 million, or 12.2%, compared to $100.2 million in the three quarters of 2001. Earnings before income taxes and accounting change in the three quarters of 2002 were $22.1 million, an increase of $13.2 million, or 147.8%, compared to $8.9 million in the three quarters of 2001.

The following table presents Journal Broadcast Group's revenue and earnings before income taxes and accounting change by television stations and radio stations for the three quarters of 2002 and 2001:
                                                    Three quarters ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Revenue:
  Television.............................        $  54.3            $  45.2
  Radio..................................           58.1               55.0
                                                 -------            -------
Total....................................        $ 112.4            $ 100.2
                                                 =======            =======
Earnings before income taxes and
 accounting change:
  Television.............................        $  11.9            $   6.1
  Radio..................................           10.2                2.8
                                                 -------            -------
Total....................................        $  22.1            $   8.9
                                                 =======            =======

Television stations' revenue in the three quarters of 2002 was $54.3 million, an increase of $9.1 million, or 20.1%, compared to $45.2 million in the three quarters of 2001. The increase in television stations' revenue was primarily attributed to a collective $5.3 million increase in local advertising, a $5.0 million increase in Olympic, political and issue advertising and a $1.2 million increase from national advertising across all markets. Included in the revenue increase is $3.7 million from the two stations in Idaho that were acquired on December 31, 2001. In the third quarter of 2001, the uninterrupted news coverage following the September 11 terrorist attacks had a $0.5 million adverse impact on advertising revenue from the television stations.

Television stations' earnings before income taxes in the three quarters of 2002 was $11.9 million, an increase of $5.8 million, or 95.1%, compared to $6.1 million in the three quarters of 2001. The increase is primarily attributed to the $9.1 million increase in revenue, the discontinuation of $0.8 million of goodwill, broadcast license and network affiliation agreement amortization expense and the effects of cost containment initiatives in all markets.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Radio stations' revenue in the three quarters of 2002 was $58.1 million, an increase of $3.1 million, or 5.6%, compared to $55.0 million in the three quarters of 2001. The increase was primarily attributed to a collective $1.9 million increase in local advertising and a $0.5 million increase from national advertising across all markets, and a $0.4 million increase in political and issue advertising revenue. In the third quarter of 2001, the uninterrupted news coverage following the September 11 terrorist attacks had a $0.2 million adverse impact on advertising revenue from the radio stations.

Radio stations' earnings before income taxes and accounting change in the three quarters of 2002 was $10.2 million, an increase of $7.4 million, or 264.3%, compared to $2.8 million in the three quarters of 2001. The increase is primarily attributed to the discontinuation of $4.3 million of goodwill and broadcast license amortization expense, the $3.1 million increase in revenue and the effects of cost control initiatives in all markets.

Norlight

Norlight's revenue in the three quarters of 2002 was $114.2 million, a decrease of $2.4 million, or 2.1%, compared to $116.6 million in the three quarters of 2001. The following table presents Norlight's revenue by business category for the three quarters of 2002 and 2001:
                                                    Three quarters ended
                                             ----------------------------------
                                             October 6, 2002    October 7, 2001
                                             ---------------    ---------------
                                                       ($ in millions)
Revenue:
  Wholesale services.....................        $  75.0            $  79.0
  Commercial services....................           39.2               37.6
                                                 -------            -------
Total....................................        $ 114.2            $ 116.6
                                                 =======            =======

Norlight's Wholesale services provide network transmission solutions for other service providers by offering bulk transmission capacity. Revenue from Wholesale services in the three quarters of 2002 was $75.0 million, a decrease of $4.0 million, or 5.1%, compared to $79.0 million in the three quarters of 2001. The decrease is primarily attributed to service disconnections and price reductions. Monthly recurring revenue from Wholesale services at the end of the third quarter of 2002 was $7.5 million compared to $8.1 million at the beginning of 2002 and $8.4 million at the end of the third quarter of 2001. During 2002, new customers and new circuit connections of $1.0 million were more than offset by service disconnections, price reductions and lost customers.

Norlight's Commercial services provide advanced data communications products to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Minnesota, Illinois, Indiana and Michigan. Revenue from Commercial services in the three quarters of 2002 was $39.2 million, an increase of $1.6 million, or 4.3%, compared to $37.6 million in the three quarters of 2001. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from Commercial data services at the end of the third quarter of 2002 of $3.0 million was virtually equal to the amount at the beginning of 2002 and at the end of the third quarter of 2001. During 2002, new customers and new circuit connections of $0.6 million were offset by service disconnections, price reductions and lost customers.

Earnings before income taxes in the three quarters of 2002 were $31.7 million, a decrease of $5.5 million, or 14.8%, compared to $37.2 million in the three quarters of 2001. The decrease in earnings is primarily attributed to the decrease in profit margins on services provided due to price reductions and the increase in depreciation expense of $2.0 million resulting from the completion of several capital investment initiatives during 2001. We expect continued price reductions and service disconnections will cause a downward trend in earnings into next year.

WorldCom and Global Crossing accounted for 20.2% of Norlight's revenue in the three quarters of 2002 compared to 20.6% in the three quarters of 2001. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. The loss of the ongoing business from either of these two customers would have a significant adverse affect on our results of operations. A renewal service contract with Global Crossing is being negotiated.

We believe we do not have a material bad debt exposure because we bill all data services for both Wholesale and Commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided. Norlight continues to provide services to WorldCom and Global Crossing and receives timely payment for those services.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Norlight has a pre-bankruptcy receivable, net of applicable "set-off" accounts payable, from WorldCom of $0.5 million. We recorded a reserve in the amount of the net receivable in the third quarter of 2002

IPC

IPC's revenue from continuing operations in the three quarters of 2002 was $76.2 million, a decrease of $10.0 million, or 11.6%, compared to $86.3 million in the three quarters of 2001. The decrease was primarily attributed to the continued slowdown in the publication printing business and the consolidation of IPC's U.S. operations to eliminate customers that did not fit our long term strategic business plans. CD-ROM replication continued at essentially the same level as compared to the comparable period last year; however, IPC continues to experience strong price competition for this product in all markets.

Earnings from continuing operations before income taxes in the three quarters of 2002 were $3.2 million, an increase of $3.6 million, compared to a loss of $0.4 million in the three quarters of 2001. The impact on earnings from the decrease in revenue was more than offset by a reduction in operational costs of $3.9 million and improvements in sales mix profitability of $3.7 million in the three quarters of 2002 compared to the three quarters of 2001.

IPC derived 40.4% and 29.4% of its revenue in the three quarters of 2002 and 2001 from its single largest customer, a large computer hardware OEM (original equipment manufacturer). The loss of this customer could have a material adverse effect on our results of operations.

Add, Inc.

Add, Inc.'s revenue from continuing operations in the three quarters of 2002 was $75.8 million, a decrease of $3.6 million, or 4.5%, compared to $79.4 million in the three quarters of 2001. Revenue from Add, Inc.'s publishing operations was $55.8 million in the three quarters of 2002 compared to $56.6 million in the three quarters of 2001. Revenue from Add, Inc.'s printing operations in the three quarters of 2002 was $20.0 million, a decrease of $2.8 million from the three quarters of 2001. The decrease in revenue is primarily due to reduced press runs and page counts from existing customers and the loss of three customers.

Earnings from continuing operations before income taxes in the three quarters of 2002 were $1.5 million, an increase of $0.2 million, or 13.7%, compared to $1.3 million in the three quarters of 2001. The increase was primarily attributed to a $0.7 million decrease in newsprint prices and the discontinuation of $0.5 million of goodwill amortization, primarily offset by the decrease in revenue.

NorthStar

NorthStar's revenue in the three quarters of 2002 and 2001 was $43.8 million. Increases in the gravure printing operation were offset by decreases in the flexographic label market. Earnings before income taxes in the three quarters of 2002 were $1.3 million compared to a loss of $0.9 million in the three quarters of 2002.

SAB/Miller Brewing Company accounted for approximately 52.1% and 50.3% of NorthStar's revenue in the three quarters of 2002 and 2001, respectively. NorthStar is in the second year of a five-year contract with Miller. The loss of Miller could materially affect our results of operations.

PrimeNet

PrimeNet's revenue in the three quarters of 2002 was $29.3 million, an increase of $0.8 million, or 2.9%, compared to $28.5 million in the three quarters of 2001. PrimeNet's earnings before income taxes and accounting change in the three quarters of 2002 of $0.9 million compared to a loss of $0.5 million last year. The increase in revenue was primarily due to an increase in print and mail services and database marketing services. The increase in earnings was primarily the result of the increase in revenue, the discontinuation of $0.2 million of goodwill amortization expense, and cost controls. Additionally, in the third quarter of 2001, the anthrax scare resulted in advertisers deciding to use other media to reach their target audiences.

Non Operating Income and Taxes From Continuing Operations

Interest income and dividends in the three quarters of 2002 were $1.0 million compared to $1.4 million in the first three quarters of 2001. The decrease is primarily attributed to the decrease in cash and cash equivalents offset by interest income received from refunds of state income taxes. Interest expense was $0.5 million in the three quarters of 2002 compared to

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

$0.3 million in the three quarters of 2001. In the three quarters of 2002, gross interest expense from borrowings under our credit agreement was $1.1 million. Interest expense of $0.9 million was capitalized as part of our construction of the Journal Sentinel production facility.

The year-to-date effective tax rate on continuing operations was 42.6% in 2002 compared to 39.3% in the same period last year. The difference between the statutory federal tax rate and the effective tax rate is primarily the result of the litigation that was settled during 2002 and an adjustment to accrued income taxes.

Discontinued Operations

Net revenues from discontinued operations in the three quarters of 2002 and 2001 were $3.2 million and $11.5 million, respectively. Net current and non-current assets of discontinued operations were $2.0 million at October 6, 2002 and $3.3 million at December 31, 2001. Losses from discontinued operations in the three quarters of 2002 were $5.3 million compared to losses from discontinued operations in the three quarters of 2001 of $1.6 million. We recorded applicable income tax benefits in the three quarters of 2002 of $5.0 million. The applicable income tax benefits in the first three quarters of 2001 were $0.6 million. We will likely record additional closure costs for IPC Communication Services S. A. in the fourth quarter of 2002; however, we do not expect the additional closure costs to be material to our results of operations.

Liquidity and Capital Resources

Cash provided by operating activities was $85.4 million in the three quarters of 2002 compared to $77.3 million in the three quarters of 2001. The increase is mainly due to earnings from continuing operations.

Cash used for investing activities was $41.2 million in the three quarters of 2002 compared to $59.6 million in the three quarters of 2001. We continue to invest in the building of the new Journal Sentinel production facility, upgrades to the Norlight fiber optic network and digital television equipment at Journal Broadcast Group. In the three quarters of 2001, we had $4.7 million in proceeds from the sale of certain of the assets of the Milwaukee operation of NorthStar.

Cash used for discontinued operations was $3.1 million in the three quarters of 2002. Cash of $0.8 million was provided by discontinued operations in the three quarters of 2001.

Cash used for financing activities was $42.8 million in the three quarters of 2002 compared with $6.9 million in the three quarters of 2001. We increased our borrowing under our credit agreement by $65.9 million. The increased borrowing was primarily used to purchase units of beneficial interest from employees and former employees. In the three quarters of 2002, purchases of units were $122.5 million compared with $71.1 million in the three quarters of 2001. Sales of units were $38.8 million and $93.4 million in the three quarters of 2002 and 2001, respectively. We paid cash dividends of $23.8 million and $29.4 million in the three quarters of 2002 and 2001, respectively.

We conducted a preliminary review of our obligations under our defined benefit pension plan. We anticipate that plan obligations will exceed plan assets by $35 to $45 million on December 31, 2002 due primarily to anticipated losses in plan assets during the year and the assumed discount rate used to calculate plan obligations. By that date, we will either contribute cash into the plan or record a pension accrual to equalize assets and obligations. The effect of this decision will not materially impact our results of operations.

We have a $120.0 million bank revolving credit agreement to support our cash requirements. As of October 6, 2002, we had borrowings of $70.3 million under this credit agreement and immediately available credit of $49.7 million. We believe that current cash balances, expected cash flows from operations and borrowings under the revolving credit agreement will be adequate for the foreseeable future to provide for our capital expenditures, cash dividends, working capital and if approved, the funding of our pension plan obligations.

As of October 6, 2002, we, our employees, and former employees owned units representing beneficial ownership of 90% of our stock with a total aggregate price per the Journal Employees' Stock Trust Agreement option price formula of $980.0 million based on the third quarter of 2002 ending unit price of $37.81. As of the end of the third quarter of 2002, we believe that employees and former employees had outstanding balances under demand notes secured by pledges of units from various financial institutions totaling approximately $434.3 million.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Eligible optionees under the Stock Trust Agreement, including certain categories of designated employees, the Grant family stockholders (as further described in our Annual Report on Form 10-K) and us have the right to purchase units offered for sale. We are not obligated to purchase units, though in recent years, for the convenience of the Stock Trust Agreement unitholders, we have elected to do so. On October 25, 2002, the Board of Directors determined to indefinitely suspend our purchase and sale of units.

On October 25, 2002, the Board of Directors also directed us to explore potential sources for additional permanent capital. We cannot assure you that we will be able to obtain additional permanent capital, or if we do, what the terms or structure will be.

Outlook

We expect revenue for the full year 2002 to be down slightly, compared to 2001, primarily due to employment classified advertising and price reductions and service disconnections at Norlight. We expect net earnings to exceed last year primarily due to a decrease in the total cost of newsprint and ink, an increase in revenue from Olympic, political and issue advertising, the discontinuation of goodwill, broadcast license and network affiliation agreement amortization expense and savings related to the implementation of the previously announced workforce reduction programs.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect the timing of recognizing future costs associated with exit and disposal activities.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectibility of our accounts receivable differ from actual results, additional bad debt expense and allowances may be required.

Property and Equipment

We assign useful lives for our property and equipment based on our estimate of the amount of time that we will use those assets and we have selected the straight-line method to depreciate the majority of the property and equipment. A change in the estimated useful lives or the depreciation method used could have a material impact upon our results of operations.

We evaluate our property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the future cash flows expected to result from a company's assets, undiscounted and without interest charges, is less than the carrying amount of the asset, an asset impairment must be recognized in the financial statements. The estimated future cash flows related to an asset or group of assets are highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment.

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Impairment of Goodwill and Indefinite-lived Intangibles

The annual impairment tests for goodwill and indefinite-lived intangibles under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

Accrued Income Taxes

The Internal Revenue Service and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue challenge certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.

Accrued Litigation

We are subject to various legal actions, administrative proceedings and claims. When necessary, we may need to record a liability for an estimate of the probable costs for the resolution of such claims. The estimate would be developed in consultation with counsel and would be based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We believe that such unresolved legal actions and claims would not materially affect our results of operations, financial position or cash flows.

Accrued Pension and Other Postretirement Benefits

We engage independent actuarial firms to perform actuarial valuations of the fair values of our postretirement plans' assets and benefit obligations. We provide the actuarial firms with certain assumptions that have a significant effect on the fair value of the assets and obligations such as the:

o   discount rate - used to arrive at the net present value of the obligations;
o return on assets - used to estimate the growth in invested asset value available to satisfy certain obligations;
o salary increases - used to calculate the impact future pay increases will have on postretirement obligations;
o employee turnover statistics - used to estimate the number of employees to be paid postretirement benefits; and
o medical cost inflation - used to calculate the impact future medical costs will have on postretirement obligations.

Changes in these assumptions would affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected costs (including projected costs of newsprint), plans and objectives of management for future operations, effects of workforce reduction programs, anticipated levels of advertising and circulation revenue and anticipated price reductions and service disconnections, are forward-looking statements. When used in this interim report, words such as "may," "expect," "will," "intend," "anticipate," "believe," "likely," "should" and similar expressions are generally intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements.

Among such risks, uncertainties and other factors are changes in advertising demand, newsprint prices, fluctuations in interest rates, regulatory rulings, the outcome of pending and future litigation, the availability of quality broadcast programming at competitive prices, customers' financial positions, changes in network affiliation agreements, changes in regulations governing the number of broadcast licenses that a person may control, quality and rating of network over-the-air broadcast programs available to our customers, energy costs, effects of new accounting pronouncements, effects of the rapidly changing nature of the telecommunications, newspaper, and broadcast industries, other economic conditions and the

                          Journal Communications, Inc.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing, and we assume no obligation, and disclaim any obligation, to update information contained in this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, within 90 days prior to the filing date of this report, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Newspaper Merger Class Action Suit - On May 4, 1999, five former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from us as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of the plaintiff class to offer to sell units at any time over a period of up to ten years, depending on their retirement status or years of unit ownership.

On May 7, 2002, the parties reached an out-of-court settlement. On July 1, 2002, the judge approved the settlement. We agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. We also agreed to allow certain members of the plaintiff class to retain certain rights for a period of time as to units of beneficial interest in the Journal Employees' Stock Trust. Plaintiffs and their counsel value these rights at approximately $0.6 million. We reduced our litigation reserve by $4.1 million in the second quarter of 2002 to reflect the settlement amount, net of insurance proceeds.

Conley Publishing Group, Ltd. et al. v. Journal Communications, Inc. and Journal Sentinel Inc. - In August 2000, the publisher of the Waukesha Freeman, West Bend Daily News and several other publications in southeastern Wisconsin filed an amended antitrust complaint in state court against us. The plaintiff alleged an attempt to monopolize by the use of predatory pricing on subscriptions, secret rebates to advertisers, exclusionary discounts in advertising and contracts in restraint of trade. The plaintiff alleged damages of $5.4 million, and asked that damages be trebled. On October 2, 2001, the Waukesha County Circuit Court granted summary judgment to us and dismissed all of the plaintiff's claims. The court held that there was no issue of material fact regarding predatory pricing, that the plaintiff cannot show that our conduct caused the financial losses of the Waukesha Freeman, and that plaintiff cannot adequately disaggregate or show which of its losses, if any, were caused by us.

The plaintiff appealed on the issue of predatory pricing, and the Wisconsin Court of Appeals certified the case for direct appeal to the Wisconsin Supreme Court. On September 26, 2002, the Wisconsin Supreme Court agreed to hear the case. A decision is expected in 2003.

IPC Communication Services, Inc. vs. International Paper Company d/b/a XPEDX - On June 18, 2002, IPC filed a lawsuit for collection of a $1.8 million debt owed to IPC by International Paper Company, operating a division called XPEDX. IPC provided services in connection with XPEDX's operations in Dublin, Ireland and related US activities. The amounts owed IPC represent all unpaid invoices that IPC has sent to XPEDX for services performed. On August 27, 2002, representatives from both parties met to try and resolve the issues. Both parties are working to substantiate their claims. A pretrial hearing is set for November 25, 2002. We continue to believe the amount owed IPC from XPEDX is a valid receivable and should be paid in full to IPC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         Exhibit No.     Description
         -----------     -----------

           99.1 Certification of Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification of Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

                                                                      Financial
                                                                      Statements
         Filing   Date               Items Reported                   Reported
         ------   ----               --------------                   ----------

         8-K      October 28, 2002   Item 9 Regulation FD Disclosure     None
         8-K      October 30, 2002   Item 9 Regulation FD Disclosure     None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant


Date November 20, 2002                /s/ Steven J. Smith
     -----------------                ------------------------------------------
                                      Steven J. Smith, Chairman and
                                      Chief Executive Officer


Date November 20, 2002                /s/ Paul M. Bonaiuto
     -----------------                ------------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer

CERTIFICATIONS

I, Steven J. Smith, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Journal
    Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  November 20, 2002               /s/ Steven J. Smith
     --------------------             ---------------------------------------
                                      Steven J. Smith
                                      Chairman and
                                      Chief Executive Officer

I, Paul M. Bonaiuto, certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Journal
    Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  November 20, 2002               /s/ Paul M. Bonaiuto
     --------------------             ---------------------------------------
                                      Paul M. Bonaiuto
                                      Executive Vice President and
                                      Chief Financial Officer