Form 10-K
period 2002-12-31
JOURNAL COMMUNICATIONS INC
filed 2003-03-31
CIK 54056

SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 For the fiscal year ended December 31, 2002
                         Commission File Number: 0-7831


                          JOURNAL COMMUNICATIONS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

       Wisconsin                                       39-0382060
       ---------                                       ----------
(State of incorporation)                 (I.R.S. Employer identification number)

333 West State Street, Milwaukee, Wisconsin              53203
-------------------------------------------             --------
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
 Yes  X   No
    -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) Yes      No  X
                                       -----   -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second quarter: Not applicable.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003:

Class
-----                                              Outstanding at March 31, 2003
                                                   -----------------------------
Common Stock, par value $0.125                                        28,800,000

Units of Beneficial Interest                                         25,920,000*

                *2,884,263 of which were held by us in treasury.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Proxy Statement for our June 3, 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

Forward-Looking Statements

We make certain statements in this Annual Report on Form 10-K (including the information that we incorporate by reference herein) that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Annual Report on Form 10-K to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors could cause actual results to differ materially from those expressed or implied by those forward-looking statements. Among such risks, uncertainties and other factors that may impact us are the following:

o    changes in advertising demand;

o    changes in newsprint prices and other costs of materials;

o changes in federal or state laws and regulations or their interpretations (including changes in regulations governing the number and types of broadcast and cable system properties, newspapers and licenses that a person may control in a given market or in total);

o    the availability of quality broadcast programming at competitive prices;

o    changes in network affiliation agreements;

o quality and rating of network over-the-air broadcast programs available to our customers;

o effects of the loss of commercial inventory resulting from uninterrupted television news coverage and potential advertising cancellations due to war or terrorist acts;

o effects of the rapidly changing nature of the publishing, broadcasting, telecommunications, and printing industries, including general business issues and the introduction of new technologies;

o effects of bankruptcies and government investigations on customers for our telecommunications wholesale services;

o the ability of regional telecommunications companies to expand service offerings to include intra-exchange services;

o    changes in interest rates;

o    the outcome of pending or future litigation;

o    energy costs;

o the availability and effect of acquisitions, investments, and dispositions on our results of operations or financial condition; and

o    changes in general economic conditions.

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K.

                                     PART I


ITEM 1. BUSINESS

We are a diversified media and communications company with operations in publishing, radio and television broadcasting, telecommunications and printing services. In newspaper publishing, we publish the Milwaukee Journal Sentinel, which serves as the principal daily and Sunday newspaper for the greater Milwaukee area, and we publish more than 90 community newspapers and shoppers in 8 states. We own and operate 36 radio stations and 6 television stations in 11 states. We also own and operate a large fiber optic network. Over the last 10 years, we have grown operating revenue from $448 million to $801 million, representing a compound annual growth rate of 6.7%.

We were founded in 1882 as a newspaper publisher serving Milwaukee, Wisconsin. Our media capabilities were enhanced when WTMJ radio signed on in 1927 and, again, in 1947 as we began operation of WTMJ-TV. In 1937, Harry J. Grant founded our employee ownership plan, which has contributed significantly to our company's positive culture and growth by creating the Journal Employees' Stock Trust, which we refer to as "JESTA" or the stock trust. We believe employee ownership has served as a competitive advantage for our company since JESTA was established. We have been able to attract and retain motivated people who have a passion for the business and a level of commitment and sense of accountability that is heightened due to their participation in ownership. Our culture is reinforced by our strong commitment to high ethical standards.

Growth in our business has come in a number of our diversified business lines; community newspapers and shoppers, broadcasting, telecommunications and printing services. For example, in 1972 we began Midwestern Relay, a microwave network business in order to move broadcast feeds point to point. When the break-up of AT&T created opportunities for regional competitors, Midwestern Relay became a strong regional supplier in the wholesale telecommunications business. The growth and success of this business led to the acquisition of fiber optic based competitor Norlight Telecommunications in 1991.

Over the last 10 years, we have purchased more than 40 businesses, most of which have been acquisitions of publishing and broadcasting properties. Our 1999 purchase of the Great Empire radio group, consisting of 13 radio stations, was our largest acquisition during this period. As a result of this expansion, we have significantly expanded our diversified media operations beyond our Milwaukee base. We plan to continue to search for acquisitions that fit our growth strategy, focusing on broadcast stations in both existing markets and in new markets with an economic profile similar to those we presently serve. Our experience operating daily newspaper, community newspapers and shoppers, radio and television properties in Milwaukee, one of the "grandfathered" cross-ownership markets, positions us to better evaluate cross ownership opportunities created through evolving government regulations.

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. We previously reported 8 business segments, which included our corporate operations and the operations of each one of our wholly-owned subsidiaries. In order to better reflect our operations as a diversified media company, and to reflect certain changes in the way our management receives internal financial information, we determined it appropriate under Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," to aggregate previously reported segments and identify new segments by type of business rather than by names of individual operating entities. As a result, we changed our reportable business segments in 2002 to the following: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers. Our broadcasting segment consists of 36 radio stations and 6 television stations in 11 states. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in 7 states. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Additional information about our segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and financial information about the segments is presented in Note 12 in our Notes to Consolidated Financial Statements.

The operating revenue generated by each operating segment, as a percentage of our consolidated operating revenue, for the last 3 years is shown below.

                                                  2002         2001       2000
                                                 ------       ------     ------

Publishing..................................      38.8%        39.6%      42.1%
Broadcasting................................      19.1         16.7       18.3
Telecommunications..........................      18.6         18.8       15.5
Printing Services...........................      12.2         14.2       13.1
Other.......................................      11.3         10.7       11.0
                                                 ------       ------     ------

Total.......................................     100.0%       100.0%     100.0%
                                                 ======       ======     ======

On October 25, 2002, our board of directors directed management and our financial adviser to explore potential sources for additional permanent capital for the company. We indicated at that time that we expected the process could take from six to nine months. As a result, we suspended the purchase and sale of units under JESTA while we explore additional permanent capital. We continue to study different sources of permanent capital for our business. However, we cannot assure you that we will be able to obtain additional permanent capital, or if we do, what the terms or structure will be. See "Item 5. Market for Company's Common Stock and Related Stockholder Matters-Permanent Capital
Study."

More information regarding us is available at our website at www.jc.com. We are not including the information contained on our Website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader's own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Publishing

Our publishing business consists of our daily newspaper, the Milwaukee Journal Sentinel, and our community newspapers and shoppers. Our publishing business accounted for 38.8% of our operating revenue and 26.6% of our operating earnings for the year ended December 31, 2002. Within our publishing segment, our daily newspaper accounted for 68.4% of our publishing operating revenue and 94.7% of our publishing operating earnings in 2002. Our community newspapers and shoppers accounted for 31.6% of our publishing operating revenue and 5.3% of our publishing operating earnings in 2002. See Note 12 to our Consolidated Financial Statements for additional financial information regarding our publishing business. No single customer accounted for more than 10% of our publishing operating revenue in 2002.

Daily Newspaper

The Milwaukee Journal Sentinel has the largest circulation of all newspapers published in Wisconsin, with a circulation of approximately 445,000 on Sunday and 250,000 daily. According to an April 2002 readership survey conducted by Scarborough Research, the Sunday Milwaukee Journal Sentinel ranks number 1 in readership in the 50 largest geographic markets in the United States, and the daily newspaper ranks number 7. These rankings are calculated by dividing the number of adults reading the newspaper in a newspaper's Metropolitan Statistical Area divided by the number of persons over the age of 18 in the newspaper's MSA (which, for the Milwaukee Journal Sentinel, consists of Milwaukee, Waukesha, Washington and Ozaukee counties).

Recent traditional print media awards won by the Milwaukee Journal Sentinel include:

     o    2003 National Headliner Awards, first place for local interest column;
     o 2002 Inland Press Association, first place for explanatory writing, editorial excellence, and news picture contest; second place for front page contest;
     o 2002 Annual Society for News Design, 3 awards for excellence, illustration and photography; and
     o 2002 Better Newspaper Contest conducted by the Wisconsin Newspaper Association, Newspaper of the Year among the state's largest newspapers.

In addition to winning numerous awards for journalistic excellence for traditional print media, we have become an award-winner in the newspaper industry for our Internet-based operations. We operate a number of websites that provide editorial and advertising content, including JSOnline.com and OnWisconsin.com, the combination of which achieved almost 32 million page views in December 2002. In addition, Packerinsider.com, a website dedicated to coverage of the Green Bay Packers, to which viewers must pay to subscribe, won the 2002 NAA Digital Edge Award for Best Vertical Site and was the runner-up in the 2002 Online News Association Awards for General Excellence in Online Journalism. We continue to seek ways to best serve the growing population interested in deriving news from the Internet.

We anticipate that our new production facility will be fully operational in early 2003. At more than $112 million, the new production facility is the largest capital investment in our history. The 448,750 square-foot facility is on a 41-acre site in an industrial area in the village of West Milwaukee. The facility will house all printing, packaging, inserting, recycling and transportation processes for the Milwaukee Journal Sentinel. We expect that the new presses will provide faster press speed and reduce printing waste, and reduce the high costs of labor in the printing process. We believe the new print processing will significantly reduce production costs, as well as increase newspaper advertising and commercial printing opportunities as a result of manufacturing efficiency, higher quality print reproduction and expanded color availability.

The Milwaukee Journal Sentinel is distributed primarily by independent contract carriers throughout southeastern Wisconsin and a small portion of northern Illinois. Agents deliver the Milwaukee Journal Sentinel to single copy outlets throughout the rest of Wisconsin.

Our primary goal is to grow readership, circulation and revenue in our 5 county primary market area (which we refer to as our "PMA"). In order to achieve this growth, we are concentrating on 4 cornerstones: content, brand, culture and customer service. The Milwaukee Journal Sentinel is focused on increasing the appeal of both its editorial and advertising content in order to better meet readers' interests and to make the paper easier to read and navigate. We have undertaken concentrated efforts to develop, implement, communicate and track strategies to grow our well-established brand. The Milwaukee Journal Sentinel is also committed to continue making on-time delivery its top customer service priority. We are also developing a constructive, collaborative internal culture that supports readership growth.

Although the penetration of the Milwaukee Journal Sentinel among southeastern Wisconsin readers is generally high, the newspaper still has significant growth potential, especially in targeted ZIP codes in which the newspaper's penetration level remains low. As part of a targeted readership growth strategy, we have undertaken a program called the "Milwaukee Initiative," with discounted subscription and single copy offers and outreach programs at churches, educational institutions and apartment complexes.

Circulation revenue accounted for 21.3% of our daily newspaper's total operating revenue in 2002. The Audit Bureau of Circulations audits average net paid circulation for the 12 months ending March 31. Our results for the last 5 years, as audited by the Audit Bureau of Circulations, were as follows:

                                                          Average Net Paid Circulation
                                             2002       2001      2000       1999         1998
                                             ----       ----      ----       ----         ----
Daily..........................             250,356    270,686    281,067    283,642     286,793
Sunday.........................             445,396    452,396    458,015    458,332     459,374

The decline in average net paid circulation from 2001 to 2002 was caused primarily by the elimination of home delivery in all but 12 counties in southeastern Wisconsin, as part of our cost reduction initiatives. As a result, average net paid circulation decreased in 2002 by 3.6% for our daily paper and 4.9% for our Sunday paper. Additionally, our average net paid circulation in our PMA increased .03% for our daily paper and .25% for our Sunday paper over 2001, representing the first increase in circulation within our PMA in almost 20 years. The Milwaukee Journal Sentinel single copy prices are $0.50 for daily and $1.75 for Sunday.

Advertising revenue accounted for 77.0% of our daily newspaper's total operating revenue in 2002. We have set forth in the table below annual advertising volume as printed on our presses (measured in column inches) and the number of preprints inserted into the Milwaukee Journal Sentinel's daily and Sunday editions and its total market coverage (TMC) product, Weekend plus, for the last 5 calendar years. We believe the advertising volume decline during 2002 in full run was a result of advertisers switching to preprints, the downturn in employment advertising and several large retailers decreasing their advertising expenditures. This is believed to be due to the weakened economy during 2002. (Full run refers to advertisements that are published in all editions of the newspaper, whereas part run refers to advertisements published in only certain editions of the newspaper. Preprint pieces are the total number of individual customer's advertisements that are provided by the customer that were inserted into the newspapers.)

                                                                                     Annual Advertising Volume
                                                                     2002          2001         2000           1999         1998
                                                                     ----          ----         ----           ----         ----
                                                                                       (inches in thousands)
Full run in column inches............................              1,668.3       1,763.0       2,015.2       1,987.0      2,030.6
Part run in column inches............................                 80.3          70.7          24.2          15.4         20.6

Preprint pieces (in millions)........................                773.5         719.5         665.7         659.0        650.0

Community Newspapers and Shoppers

We own and operate more than 90 community newspapers and shoppers and 7 printing plants through our subsidiary, Add, Inc. We publish 39 shoppers with a combined circulation of more than 770,000 each week. Shoppers are free publications, primarily carrier-delivered to each household in a geographic area, featuring advertisements primarily from local and regional businesses. A few of our shoppers also include local interest stories and weekly columns, such as fishing/hunting reports, obituaries and television listings. These shoppers are delivered to various communities in Wisconsin, Ohio, Louisiana, Vermont and Massachusetts.

We publish 47 community newspapers, with a combined circulation of more than 300,000 weekly. Our community newspapers focus on local news and events that are of interest to the local residents. In some markets, our community newspapers are the only source of local news. These local newspapers serve communities in Wisconsin, Connecticut and Florida.

Included in our community newspapers and shoppers operation are 10 niche publications that are product or interest specific; therefore, they appeal to a very specific advertiser and reader. A few examples of the niche products are automotive and boating focused publications. We provide niche publications in Wisconsin, Louisiana, Florida and New York. In addition to our publishing operations, we also provide commercial printing services including cold-web printing, electronic prepress, bindery and inserting mostly for other weekly niche publications.

Information about our community newspapers, shoppers and niche publications is presented below:

                                 2002             Average             Number              Number                 Type
                                Revenue           Weekly              of Paid             of Free              Products/
           Group           (in thousands)       Circulation        Publications        Publications              Number
     -----------------     --------------       -----------        ------------        ------------              ------
     Central Wisconsin        $  10,080            167,000                  -                   8        Newspapers - 2
                                                                                                           Shoppers - 6

     CNI Papers (WI)              8,911             67,000                 23                   -        Newspapers - 23

     Ohio                         7,897            204,000                  -                   9          Shoppers - 9

     Hartland (WI)                7,311            112,000                  5                   5        Newspapers - 6
                                                                                                           Shoppers - 4

     Fox Valley (WI)              7,145            110,000                  2                   6        Newspapers - 2
                                                                                                             Niches - 3
                                                                                                           Shoppers - 3

     New York/Connecticut         6,923            131,000                  3                   8       Newspapers - 10
                                                                                                             Niche - 1

     Louisiana                    6,620            151,000                  2                   3            Niches - 3
                                                                                                           Shoppers - 2

     This Week Papers (WI)        4,833            194,000                  -                  11         Shoppers - 11

     Florida                      4,224             67,000                  2                   3        Newspapers - 4
                                                                                                              Niche - 1

     Mariner (FL)                 3,850             47,000                  -                   2            Niches - 2

     Vermont                      3,675             69,000                  -                   4          Shoppers - 4
                              ---------          ---------            -------              ------

     Total                    $  71,469          1,319,000                 37                  59
                              =========          =========            =======              ======

Advertising revenue and circulation revenue accounted for 70% and 3%, respectively, of our community newspapers' and shoppers' total operating revenue in 2002; other revenue, primarily commercial printing revenue, accounted for 27%.

Newsprint

The basic raw material of newspapers is newsprint. We have purchase contracts, which run through 2006, with 2 suppliers that provide for approximately 95% of our estimated newsprint requirements. We pay market prices for quantities we determine will meet our requirements. The remaining 5% of our newsprint could come from these suppliers or from other suppliers in the spot market.

We believe we will continue to receive an adequate supply of newsprint for our needs. Newsprint prices fluctuate based upon market factors, which include newsprint production capacity, inventory levels, demand and consumption. Price fluctuations for newsprint can have a significant effect on our results of operations. The average net price per ton was $446 in 2002 compared to an average net price per ton of $573 in 2001. Our total cost of newsprint decreased $12.3 million during 2002. Our consumption of newsprint declined to 77,161 metric tons from 77,900 metric tons in 2001. The decrease in consumption in 2002 is attributed to fewer advertising pages and a decrease in average net paid circulation. This decrease in consumption was partially offset by our decision to print the weekly television guide on our own new presses versus having it printed by another firm and the use of newsprint for the startup of the new presses.

Industry and Competition

Newspaper publishing is the oldest segment of the media industry. Metropolitan and community newspapers often represent the dominant medium for local advertising due to their importance to the communities they serve. We believe newspapers continue to be one of the most effective mediums for retail and classified advertising because they allow advertisers to promote the price and selection of goods and to maximize household reach. According to Scarborough Research, readers of newspapers tend to be more highly educated and have higher incomes than non-newspaper readers. As a result, newspapers continue to be one of the most cost-effective means for advertisers to reach this demographic group.

Notwithstanding the advertising advantages newspapers offer, newspapers have many competitors for advertising dollars and paid circulation. These competitors include local, regional and national newspapers, shoppers, magazines, broadcast and cable television, radio, direct mail, yellow pages, the Internet and other media. Competition for newspaper advertising revenue is based largely upon advertiser results, advertising rates, readership, demographics and circulation levels, while competition for circulation is based largely upon the content of the newspaper, its price, editorial quality, and customer service. On occasion, our businesses compete with each other for regional advertising, specifically in the Milwaukee market.

Advertising revenue is the largest component of a newspaper's total operating revenue. Advertising rates at newspapers, free circulars and publications are usually based on market size, circulation, penetration, demographics and alternative advertising media available in the marketplace. Newspaper advertising revenue is cyclical. Our publishing business tends to see increased operating revenue due to increased advertising activity during certain holidays, in time for summer shopping and just prior to students returning to school. Advertising revenue is also generally affected by changes in national and regional economic conditions. Classified advertising, which generally comprises approximately 40% of U.S. newspaper advertising revenue as a whole, is the most sensitive to economic cycles because it is driven primarily by the demand for employment, real estate transactions and automotive sales. While circulation revenue was not as significant as advertising revenue in 2002, circulation trends can affect the decisions of advertisers and advertising rates.

Although there are several major national newspaper companies, we believe that the newspaper publishing industry in the United States remains highly fragmented. Approximately 74% of daily and non-daily newspapers have circulations of less than 10,000, and most of these smaller publications are owned and operated by individuals whose newspaper holdings and financial resources are generally limited. Further, we believe that relatively few daily newspapers have been established in recent years due to the high cost of starting a daily newspaper operation and building a franchise identity. Moreover, most markets cannot sustain more than 1 newspaper.

Broadcasting

Our broadcasting business is conducted through our wholly-owned subsidiary, Journal Broadcast Corporation (doing business as Journal Broadcast Group), and its subsidiaries, which together operate 36 radio stations and 6 television stations in 11 states. Our broadcasting business accounted for 19.1% of our operating revenue and 29.3% of our operating earnings for the year ended December 31, 2002. See Note 12 to our Consolidated Financial Statements for additional financial information regarding this business.

Two of our three broadcast stations in Milwaukee, WTMJ-TV and WTMJ-AM, are recognized nationally as leading broadcast properties. In the November 2002 Nielsen rating period, WTMJ-TV's "The 10:00 Report" was the 10th highest rated late night newscast among all late night newscasts in its Designated Market Area based upon surveys conducted during the Monday through Friday late night newscasts on all television stations in the 54 metered markets. WTMJ-AM was the top rated radio station in the Milwaukee market based on the average number of persons 12 years and older listening when surveyed during a 15-minute increment occurring Monday-Friday, 6:00 a.m. to midnight for 26 consecutive Arbitron rating periods.

Our radio and television stations focus on providing targeted and relevant local programming that is responsive to the interests of the communities in which they compete. We believe that a local focus allows our stations and clusters to serve listeners, viewers and advertisers more effectively, strengthens each station's brand identity and allows our stations to provide effective marketing solutions for local advertisers by reaching their targeted audiences. No single customer accounted for more than 10% of our broadcasting operating revenue in 2002.

Radio Broadcasting

In 2002, operating revenue from radio operations accounted for 51.2% percent of our broadcasting operating revenue. Our radio stations are:

                                                                                          Station         Total          FCC
                                                    Year                                  Audience       Stations       License
  Market and Station         City of License      Acquired             Format             Rank(1)        in Market      Class(2)
 ---------------------    --------------------   ----------   -----------------------   -------------    ----------    -----------

 Milwaukee, WI
 WTMJ-AM                  Milwaukee, WI             1927      News/Talk/Sports               1              29             B
 WKTI-FM                  Milwaukee, WI             1940      Hot Adult Contemporary         7              29             B

 Omaha, NE KOSR-AM        Omaha, NE                 1995      Sports                         17             22             C
 KHLP-AM                  Omaha, NE                 1998      Talk                           22             22             B
 KEZO-FM                  Omaha, NE                 1995      Rock                           4              22             C
 KKCD-FM                  Omaha, NE                 1995      Classic Hits                   7+             22             C2
 KSRZ-FM                  Omaha, NE                 1998      Hot Adult Contemporary        11+             22             C
 KOMJ-AM                  Omaha, NE                 1999      Adult Standards                5+             22             B
 KQCH-FM                  Omaha, NE                 1999      Contemporary Hits              3              22             C
 KBBX-FM                  Nebraska City, NE         1997      Regional Mexican              11+             22             C1

 Tucson, AZ
 KFFN-AM                  Tucson, AZ                1996      Sports Radio                  17+             27             C
 KMXZ-FM                  Tucson, AZ                1996      Adult Contemporary             1              27             C
 KZPT-FM                  Tucson, AZ                1996      Hot Adult Contemporary         9+             27             A
 KGMG-FM                  Oracle, AZ                1998      Rhythmic Oldies               13+             27             C2

 Knoxville, TN
 WQBB-AM                  Powell, TN                1998      Sports                        21+             24             D
 WMYU-FM                  Karns, TN                 1997      Oldies                         6+             24             A
 WWST-FM                  Sevierville, TN           1997      Contemporary Hits              3              24             C1
 WBON-FM                  Knoxville, TN             1998      Classic Rock                  12+             24             A

 Boise, ID
 KGEM-AM                  Boise, ID                 1998      Adult Standards                9              25             B
 KJOT-FM                  Boise, ID                 1998      Rock                           17             25             C
 KQXR-FM                  Boise, ID                 1998      Alternative Rock               7              25             C1
 KTHI-FM                  Caldwell, ID              1998      Classic Hits                  10+             25             C
 KRVB-FM                  Nampa, ID                 2000      Adult Alternative             13+             25             C
 KCID-AM                  Caldwell, ID              1998      Oldies                         16             25             C

                                                                                          Station         Total          FCC
                                                    Year                                  Audience       Stations       License
  Market and Station         City of License      Acquired             Format             Rank(1)        in Market      Class(2)
 ---------------------    --------------------   ----------   -----------------------   -------------    ----------    -----------

 Wichita, KS
 KFTI-AM                  Wichita, KS               1999      Classic Country                4+             22             B
 KFDI-FM                  Wichita, KS               1999      Country                        1              22             C
 KICT-FM                  Wichita, KS               1999      Rock                           6              22             C1
 KFXJ-FM                  Augusta, KS               1999      Classic Hits                   9+             22             C2
 KYQQ-FM                  Arkansas City, KS         1999      Regional Mexican              15+             22             C
 KMXW-FM                  Newton, KS                2000      Hot Adult Contemporary        15+             22             C1

 Springfield, MO
 KSGF-AM                  Springfield, MO           1999      News/Talk                     15+             20             B
 KTTS-FM                  Springfield, MO           1999      Country                        1              20             C
                                                              Rhythmic Contemporary
 KSPW-FM                  Sparta, MO                1999      Hits                           6              20             C2

 Tulsa, OK
 KFAQ-AM                  Tulsa, OK                 1999      Talk                          15+             26             A
 KVOO-FM                  Tulsa, OK                 1999      Country                        5+             26             C
 KXBL-FM                  Henryetta, OK             1999      Classic Country               18+             26             C1

(1)  Station audience rank equals the ranking of each station, in its market, according to the Fall 2002 Arbitron ratings book. The ranking is determined based on the average number of persons 12 years and older listening when surveyed during a 15-minute increment occurring Monday-Friday between 6:00 a.m. and midnight. A "+" indicates a tie with another station in the market.
(2)  The FCC license class is a designation for the type of license based upon the radio broadcast service area according to radio broadcast rules compiled in the Code of Federal Regulations.

Most of our radio broadcasting operating revenue is generated from the sale of local advertising, with the balance generated from national, political and issue advertising. We base our advertising rates primarily on each station's ability to attract audiences having certain demographic characteristics in the market area which advertisers want to reach, as well as the number of stations competing in the market. Advertising rates generally are the highest during morning and evening drive-time hours. We have predetermined the number of commercials that are broadcast each hour, depending on the format of a particular station. We attempt to determine the number of commercials broadcast hourly that can maximize available revenue dollars without diminishing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year, unless there has been a format change.

Television Broadcasting

In 2002, operating revenue from television operations accounted for 48.8% of our broadcasting operating revenue. Our television stations are:

                                                                          Station           Station             Total
                                        Year             Network         Audience          Audience           Stations
  Station         Market              Acquired          Affiliation      Rating (1)        Share(1)           in Market
  -------         ------              --------          -----------      ----------        --------           ---------
WTMJ-TV        Milwaukee, WI            1947               NBC               6                15                 13
KTNV-TV        Las Vegas, NV            1979               ABC               3                 7                 10
WSYM-TV        Lansing, MI              1984               Fox               2                 6                  6
KMIR-TV        Palm Springs, CA         1999               NBC               3                11                  8
KIVI-TV        Boise, ID                2001               ABC               3                12                  6
KSAW-TV(2)     Twin Falls, ID           2001               ABC               2                 6                  4

(1)  Ratings equal the percentage of the total potential audience in the market and shares equal the percentages of the audience actually watching television. The station audience rating and the station audience share equals the
     Designated Market Area Household Rating according to the November 2002 Nielsen ratings book. They are based on surveys conducted 5:00 a.m. to midnight, 7 days a week.
(2)  Low-power television station.

The affiliation by a station with one of the 4 major networks (NBC, ABC, CBS and Fox) has a significant impact on the composition of the station's programming, revenue, expenses and operations. A typical affiliate of a major network, except Fox, receives a large portion of each day's programming from the network. This programming is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenue from time sold during the breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement the programming supplied by the affiliated network, network affiliates compete primarily with affiliates of other networks and independent stations in their markets. Cable systems generally do not compete with local stations for programming. We believe all of our television stations are strong affiliates with good relationships with the respective networks.

Seasonal operating revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year. This coincides with increased advertising around certain holidays. The second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affects the broadcast industry in general and the operating revenue of individual television and radio stations.

Additionally, television advertising revenue and rates in even-numbered years benefit from advertising placed by candidates for political offices, issue advertising and demand for advertising time in Olympic television broadcasts. NBC has purchased the right to broadcast the Olympics through 2008, and we expect higher operating revenue in these years because the expected increased ratings for our 2 NBC affiliates will allow them to sell advertising at premium rates.

Industry and Competition

We compete with other radio and television stations, newspapers, cable television, satellite television, direct mail services, billboards, the Internet and, in the future, may also compete with the emerging satellite radio technology for advertising dollars. We believe some of the factors an advertiser considers when choosing an advertising medium include its overall marketing strategy and reaching its targeted audience in the most cost-effective manner. In both radio and television broadcasting, operating revenue is derived primarily from advertising. Ratings, which represent the number of viewers or listeners tuning in to a given station, highly influence competition in broadcasting because they affect the advertising rates the broadcaster can charge - higher ratings generally mean the broadcaster can charge higher rates for advertising. Advertising rates for both the radio and television broadcast industries are also based upon a variety of other factors, including a program's popularity among the advertiser's target audience, the number of advertisers competing for the available time, the size and demographic makeup of the market served and the availability of alternative advertising in the market. By having a "cluster" of several stations within 1 market, we can offer advertisers the opportunity to purchase air time on more than one of our stations in order to reach a broader audience.

Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers, primarily as a medium for local advertising. Changes in market demographics, the entry of competitive stations to its markets or the adoption of competitive formats by existing stations could result in lower ratings, which could in turn reduce advertising revenue. Technology can play an important role in competition as the ratings each station receives also depend upon the strength of the station's signal in each market and, therefore, the number of viewers or listeners who have access to the signal. We continue to invest in the technology needed to maintain, and where possible, strengthen our signals.

Commercial television stations generally fall into 1 of 3 categories. The first category of stations includes those affiliated with 1 of the 4 major national networks (NBC, ABC, CBS and Fox). The second category comprises stations affiliated with newer national networks, such as UPN, WB and Paxson Communications Corporation (or PAX TV). The third category includes independent stations that are not affiliated with any network and rely principally on local and syndicated programming. Affiliation with a television network can have a significant influence on the operating revenue of a television station because the audience ratings generated by a network's programming can affect the rates at which a station can sell advertising time. Generally, rates for national and local spot advertising sold by us are determined by each station, which receives all of the operating revenue, net of agency commissions, for that advertising. Rates are influenced by the demand for advertising time, the popularity of the station's programming and market size.

Telecommunications

Our telecommunications business is conducted through our subsidiary Norlight Telecommunications, Inc., which provides both wholesale telecommunications services (sometimes referred to as "carrier services") and business-to-business telecommunications services (sometimes referred to as "enterprise services," or "commercial services"). Our telecommunications business accounted for 18.6% of our operating revenue and 35.9% of our operating earnings for the year ended December 31, 2002. See Note 12 to our Consolidated Financial Statements for additional financial information regarding this business.

Our wholesale telecommunications business provides network transmission solutions for other telecommunications carriers, including interexchange (nationwide long distance) carriers, wireless carriers, Internet service providers, incumbent local exchange carriers and competitive local exchange carriers in order to provide voice, video, data and Internet applications for their customer. Our business-to-business service provides integrated voice and data communications solutions, specifically dedicated circuits, frame relay (statistically multiplexed packet data service), ATM (Asynchronous Transfer Mode
- a very high speed transmission technology), Internet access and switched voice services (pay-by-the-minute long distance including domestic, international and calling card services) to small and medium sized businesses in the upper Midwest. Our satellite and video services provide terrestrial and satellite transmission of broadcast quality video signals to broadcast, entertainment and sports industries, educational institutions and businesses.

We own and operate 3,794 route miles of fiber optic network connecting Wisconsin, Michigan, Indiana, Minnesota, Illinois, Iowa and Ohio. We also own an additional 669 route miles that are available for future network traffic. The network is designed to carry telecommunications traffic to Tier 2 and 3 cities (population sizes greater than 50,000) within its footprint. The transport layer of the network uses SONET (Synchronous Optical NETwork) technology to transport digital signals. The network is configured in a ring physical topology, with multiple fibers providing redundancy. Given this configuration, in the event that an individual fiber strand suffers a catastrophic failure, traffic is automatically re-routed to avoid service interruption.

WorldCom, Inc. and Global Crossing, our largest telecommunications customers, together accounted for 20.1% of our total telecommunications operating revenue in 2002. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. Both companies are also currently under investigation by the Securities and Exchange Commission and the Justice Department. However, we continue to provide services to both WorldCom and Global Crossing and receive payments for those services in the ordinary course of business. The loss of the ongoing business from either of these 2 customers would have a significant adverse effect on our results of operations.

Industry and Competition

Norlight operates in the Inter-exchange Transport Services segment of the telecommunications market. Its competitors consist of multiple large national carriers such as AT&T, WorldCom, Global Crossing and Sprint; regional carriers, such as McLeodUSA Telecommunications, US Signal, TDS Telecom; and local exchange carriers, such as SBC Communications, Verizon and Qwest Communications.

We believe the recent financial crisis within the telecommunications industry will continue with the resulting effect being a limited availability of capital. Several carriers have ceased their operations or been acquired; however, overcapacity and too many competitors continues to be a significant issue leading to price instability. Our telecommunications business has had the benefit of adequate and timely access to financial resources from us, which has enabled it to expand its network to meet service needs or pursue sales opportunities. We believe our ability to react quickly by executing custom-designed integrated solutions to meet customer requests is a significant point of positive differentiation in the current market. We further believe that the responsive, customer-focused approach of our sales teams and technical staff, coupled with high quality service offerings, is a significant competitive advantage. With an increasing focus on financial stability, reliability and responsiveness, we believe we stand to benefit from increasing share in the markets in which we compete.

Printing Services

Our printing services business is conducted through our subsidiary IPC Communication Services, Inc. Our printing services business accounted for 12.2% of our operating revenue and 1.8% of our operating earnings for the year ended December 31, 2002. See Note 12 to our Consolidated Financial Statements for additional financial information regarding this business.

Our printing services business performs a wide variety of services, including electronic publishing, assembly and fulfillment. The foundation of our printing business includes printing scientific, medical and technical journals. We generally utilize conventional and electronic pre-press processes, web and sheet-fed printing and complete bindery and finishing in our printing processes. We are also a Microsoft authorized replicator of certificates of authenticity applied to various software products. All of these markets are served through our direct sales force.

A large computer hardware OEM (original equipment manufacturer) accounted for 37.6% of our printing services operating revenue in 2002. The loss of this customer could have a material adverse effect on our results of operations.

Industry and Competition

The printing services industry has continued to experience consolidation over the last few years. This trend has resulted in fewer private, independent competitors, creating several competitors that are larger than us in size with broader product offerings. The major competitive factors that impact our printing services business are the quality of our customer service and our finished products, time to market and distribution capabilities, price and schedule flexibility.

We compete with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global market place, both in terms of supply and demand, have also brought new competitors to the market place. To lessen exposure to larger competitors with greater resources, we focus generally on specialized markets with small- to medium-sized print run requirements where we can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Other

Our other businesses consist of our label printing business conducted through our subsidiary NorthStar Print Group and our direct marketing services business conducted through our subsidiary PrimeNet Marketing Services. These businesses accounted for 11.8% of our operating revenue and 3.1% of our operating earnings for the year ended December 31, 2002. Our label printing business has 3 production facilities in Wisconsin and Michigan's Upper Peninsula and produces glue-applied, in-mold, and pressure sensitive labels for the beverage, automotive products, household chemical and other major industries. Our label printing business is dedicated to providing all of its customers with superior performance and flexibility.

SAB/Miller Brewing Company accounted for 50.7% of our label printing business' revenue in 2002. In 2002, our label printing business was in the second year of a 5 year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Our direct marketing business provides nationwide direct marketing support services to marketers of automotive, retail, publishing, financial and other services. Our direct marketing business is committed to providing innovative data, print and mail solutions that are always on time and right.

Compliance with Environmental Laws

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state, and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. However, there can be no assurance that compliance with existing or new environmental laws and regulations will not require us to make future expenditures.

Regulation

Our businesses are subject to regulation by governmental authorities in the United States and in the various states in which we operate.

Television and Radio Regulation

Introduction. Our television and radio broadcasting operations are subject to regulation by the FCC under the Communications Act of 1934, as amended (which we refer to as the Communications Act). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast and other uses; grants permits and licenses to construct and operate television and radio stations for particular frequencies; issues, revokes, modifies and renews radio and television broadcasting licenses; determines the location and power of stations and establishes areas to be served; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; regulates the content of some forms of programming; adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations; and has the power to impose penalties for violations of its rules.

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. Failure to observe the provisions of the Communications Act and the FCC's rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the withholding of approval for acquisition of additional broadcast properties.

Broadcast Licenses/Renewals. The Communications Act permits the operation of broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the maximum 8 years). Generally, the FCC renews broadcast licenses upon a finding that: (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station's license, either with conditions, or without, or it may designate the renewal application for hearing. Although there can be no assurance that our licenses will be renewed, we have not to date had a violation of the FCC's regulations that jeopardized the renewal of our licenses and we are not currently aware of any facts that would prevent their timely renewal.

Ownership Restrictions. The Communications Act and FCC rules and policies include a number of limitations regarding the number and reach of broadcasting properties that any person or entity may own, directly or by attribution. FCC approval is also required for transfers of control and assignments or licenses.

In September 2002, the FCC issued a notice of proposed rulemaking which consolidated other proceedings and collectively sought comment on six broadcast ownership rules: the Broadcast-Newspaper Cross-Ownership Rule; the Local Radio Ownership Rule; the Television-Radio Cross-Ownership Rule; the Dual Network Rule; the Local Television Ownership Rule; and the National Television Ownership Rule. The FCC is required by the Communications Act to review these rules biennially and to repeal or modify any rule it determines to be no longer in the public interest; certain of the rules are again being reviewed by the FCC in this proceeding after remand from a federal court charging the FCC to better justify their retention.

Under the Broadcast-Newspaper Cross-Ownership Rule, unless grandfathered or subject to waiver, no party may have an attributable interest in both a television station and a daily English-language newspaper in the same market if the television station's Grade B contour encompasses the entire community in which the newspaper is published. Our media operations in Milwaukee were grandfathered under this rule.

Under the Local Radio Ownership Rule, the number of radio stations an entity may own in a given market is dependent upon the size of that radio market. Specifically, in a radio market with 45 or more commercial radio stations, a party may own, operate, or control up to 8 commercial radio stations, not more than 5 of which are in the same service (AM or FM). In a radio market with between 30 and 44 commercial radio stations, a party may own, operate, or control up to 7 commercial radio stations, not more than 4 of which are in the same service. In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate, or control up to 6 commercial radio stations, not more than 4 of which are in the same service. In a radio market with 14 or fewer commercial radio stations, a party may own, operate, or control up to 5 commercial radio stations, not more than 3 of which are in the same service, except that a party may not own, operate, or control more than 50% of the stations in such market.

The Television-Radio Cross-Ownership Rule generally allows common ownership of 1 or 2 television stations and up to 6 radio stations in any market where at least 20 independent voices would remain post-combination; 2 television stations and up to 4 radio stations in a market where at least 10 independent voices would remain post-combination; and 1 television and 1 radio station notwithstanding the number of independent voices in the market. A "voice" generally includes independently owned, same-market, commercial and noncommercial broadcast television and radio stations, newspapers of certain circulation, and a cable system of sufficient size. Waivers of the radio/television cross-ownership rule are available only where the station being acquired is "failed" (i.e., off the air for at least 4 months or involved in court-supervised involuntary bankruptcy or insolvency proceedings). A buyer seeking such a waiver must also demonstrate, in most cases, that it is the only buyer ready, willing, and able to operate the station, and that sale to an out-of-market buyer would result in an artificially depressed price.

The Dual Network Rule permits a television broadcast station to affiliate with a network that maintains more than 1 broadcast network, unless the dual or multiple networks are created by a combination between ABC, CBS, Fox, or NBC.

Under the Local Television Ownership Rule, absent a waiver, an individual (or entity) may not have attributable interests in more than 1 television station in a market, unless the market will have at least 8 independent voices after the combination and at least one of the stations is not one of the top-four-rated stations in the television market or unless the stations' Grade B contours do not overlap.

Under the National Television Ownership Rule, any entity is prohibited from controlling television stations the combined audience reach of which exceeds 35% of the television households in the United States (the number of households served by UHF stations is discounted by 50% for the purposes of this calculation).

We cannot predict the outcome of the FCC review of ownership rules. Each of our previous acquisitions of radio or television stations has been reviewed by the FCC under these rules, and we believe our current ownership of media properties does not conflict with these rules. For any new acquisitions, the filing of petitions or complaints against us or any FCC licensee from which we acquire a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer or control of licenses.

Digital Television. The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV will permit broadcasters to transmit video images with higher resolution than existing analog signals and broadcast in multiple streams with various programs on 1 channel. The U.S. Congress and the FCC have directed all U.S. television stations and consumer television sets to transition from analog to digital format, which will (i) enable stations to transmit high-definition television (or several channels of standard definition television) and data, and (ii) reduce the amount of spectrum needed for broadcast television to the spectrum located between what are now television channels 2 through 51 (called the "core spectrum"). Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel.

During the digital television transition period, all established television stations have been allocated a separate 6 megahertz channel on which to conduct digital operations. Beginning in April 2003, every station must simulcast at least half of its analog programming in a digital format on its digital channel, with the simulcast percentage increasing to 100% by April 2005.

To the extent a station has "excess" digital capacity (i.e., digital capacity not used to transmit a single free, over-the-air video program), it may elect to use that capacity in any manner consistent with FCC technical requirements, including data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity for such "ancillary or supplementary" services, it must pay the FCC 5% of the gross revenues realized from such "feeable" services.

The transition to DTV is to occur, if not delayed pursuant to the statutes, by December 31, 2006. The FCC is required to reclaim the non-core spectrum from broadcasters unless certain conditions are met, including that digital-to-analog be generally available and that at least 85% of viewers have access to digital broadcast signals either over-the-air or through cable or satellite. At the end of the transition period, broadcasters will be required to return one of the two channels to the FCC and broadcast exclusively in digital format.

The effect digital broadcasting will have on us remains to be seen. Like other television broadcasters, we have made substantial capital investments for digital equipment in order to meet the FCC's mandates. The opportunities provided by digital broadcasting are all in the formation stages. In November 2000, WTMJ-TV became the first commercial television station in Milwaukee to broadcast digitally on WTMJ-DT. We have completed and paid for the installation of High Definition transmission facilities at each of our full power television stations and each station is broadcasting in High Definition in accordance with standards set forth by the FCC.

Relationship With Cable/Satellite

A number of provisions of the Communications Act and FCC regulations regulate aspects of the relationship between broadcast television and subscriber services such as cable and satellite. The rules generally provide certain protections for broadcast stations, for whom cable and satellite services are both an important distribution channel and a provider of competing television channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems transmit that station's analog programming to their subscribers within the station's market (the so-called "must-carry" rule). Alternatively, a station can elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local cable system -- "retransmission consent." A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the cable operator and will not be carried. A station must elect must-carry or retransmission consent every 3 years. A station that fails to notify a cable system of its election is presumed to have elected must-carry.

A somewhat similar arrangement governs carriage of local broadcast channels by satellite television. A satellite provider is not required to transmit the signal of any television station to its subscribers in that station's market. However, as of January 1, 2002, if a satellite provider chooses to provide even 1 station to its subscribers in a defined market area, the provider also must transmit locally every other station in that market that elects must-carry status. (As with cable, stations may opt to pursue retransmission consent agreements.) A local television station that fails to make any election is deemed to have elected retransmission consent and is not guaranteed carriage. A satellite provider need not carry a station on any particular channel, but all channels from the same market must be contiguous. The first carriage election applies until December 31, 2005. After this initial term, all successive periods will be 3 years long, consistent with cable must-carry periods.

Employees

As of December 31, 2002, we and our subsidiaries had approximately 4,300 full-time and 1,800 part-time employees compared to approximately 4,600 full-time and 2,000 part-time employees at December 31, 2001. The decrease in the number of employees is a result of workforce reduction programs, business divestitures, and attrition. Currently, there are 14 bargaining units representing approximately 1,100 full and part-time employees, or 17% of our total number of employees.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Milwaukee, Wisconsin. We believe all of our properties are well maintained, are in good condition, and suitable for present operations. There are no material encumbrances on any of our properties or equipment. The following are the principal properties operated by us and our subsidiaries in which the approximate areas are reported in square feet, as of December 31, 2002:

                                                                                          Owned            Leased
                                                                                          -----            ------
Publishing
Printing plants, newsrooms, offices, warehouses and a garage located in:
     Milwaukee, WI (1).................................................                 596,000           155,000
     West Milwaukee, WI (2)............................................                 449,000                 -
     Cedarburg, WI.....................................................                  16,000                 -
     Waukesha, WI......................................................                       -            35,000
     Wauwatosa, WI.....................................................                  20,000                 -
     Sturtevant, WI....................................................                       -            11,000
     New Berlin, WI....................................................                  15,000             8,000
     Madison, WI.......................................................                       -            10,000
     Waupaca, WI (3)...................................................                  58,000                 -
     Hartland, WI......................................................                  58,000                 -
     Appleton, WI......................................................                       -             5,000
     Mukwonago, WI.....................................................                       -             6,000
     Elkhorn, WI.......................................................                       -             5,000
     Waterford, WI.....................................................                       -             7,000
     Oconomowoc, WI....................................................                       -             8,000
     West Bend, WI.....................................................                   7,000                 -
     Hartford, WI......................................................                   7,000                 -
     New London, WI....................................................                   6,000                 -
     Rhinelander, WI...................................................                   9,000                 -
     Fond du Lac, Sheboygan, Beaver Dam, Johnson Creek, Germantown
         Muskego, Port Washington, Whitewater, Jefferson, Marshfield,
         Merrill, Oshkosh, Seymour, Stevens Point, Menomonee Falls,
         Wausau, and Wisconsin Rapids, WI..............................                  10,000            33,000
     Shelton, CT.......................................................                       -             7,000
     Trumbull, CT......................................................                  86,000                 -
     Venice, Orange Park, Jacksonville, Sarasota and Ponte Vedra, FL...                       -            14,000
     Baton Rouge and Kenner, LA........................................                       -            28,000
     New Orleans, LA...................................................                  10,000            53,000
     Dalton and Lee, MA................................................                       -             3,000
     Carroll, OH.......................................................                  37,000                 -
     Cambridge, Chilicothe, Circleville, Coshocton, Jackson, Logan,
         New Lexington, Newark, Waverly and Zanesville OH .............                       -            17,000
     Bennington and Manchester Village, VT.............................                       -            13,000

Broadcasting
Offices, studios and transmitter and tower sites located in:
     Milwaukee, WI (3).................................................                 109,000                 -
     Las Vegas, NV.....................................................                  22,000                 -
     Lansing, MI.......................................................                   2,000            13,000
     Palm Springs, CA..................................................                  19,000             1,000
     Omaha, NE.........................................................                   3,000            25,000
     Tucson, AZ........................................................                   1,000             9,000
     Knoxville, TN.....................................................                  25,000                 -
     Boise, ID.........................................................                  49,000            14,000
     Wichita, KS (4)...................................................                  23,000             6,000
     Springfield, MO...................................................                   2,000             9,000
     Tulsa, OK.........................................................                  22,000             1,000

                                                                                          Owned            Leased
                                                                                          -----            ------
Telecommunications
Offices and satellite antennae located in:
     Brookfield, WI (3)................................................                       -            51,000
     Green Bay, WI.....................................................                       -             3,000
     Madison, WI.......................................................                       -             2,000
     Afton, WI.........................................................                   4,000                 -
     Skokie, IL........................................................                       -             6,000
     Chicago, IL.......................................................                   6,000                 -
     Buffalo Grove, IL.................................................                   3,000                 -
     Grand Rapids, MI..................................................                   2,000                 -
     Lansing, MI.......................................................                       -             2,000
     Indianapolis, IN..................................................                       -             2,000
     St. Paul, MN......................................................                       -             3,000

Printing services
Offices, printing plants and warehouses located in:
     St. Joseph, MI (3)................................................                       -           333,000
     Lebanon, TN.......................................................                       -            11,000
     Austin, TX........................................................                       -            11,000
     Foothill Ranch, CA (5)............................................                       -           201,000
     San Jose, CA (6)..................................................                       -           368,000
     Fremont, CA (6)...................................................                       -           253,000

Label printing
Offices, printing plants and warehouses located in:
     Norway, MI........................................................                 108,000             4,000
     Watertown, WI (3).................................................                  63,000            22,000
     Green Bay, WI.....................................................                  40,000                 -
     Milwaukee, WI (7).................................................                 128,000                 -

Direct marketing services Offices, plants and warehouses located in:
     St. Paul, MN (3)..................................................                       -            87,000
     Clearwater, FL....................................................                       -            32,000
     Milwaukee, WI.....................................................                       -            23,000

(1)  Includes our corporate headquarters and the Milwaukee Journal Sentinel's business and editorial offices and printing operations.
(2)  New production facility housing printing, packaging, inserting, recycling and transportation operations of the
     Milwaukee Journal Sentinel.
(3)  Includes our business operations headquarters office.
(4)  Includes 4,700 square feet not in use.
(5)  138,000 square feet is sublet to third parties [pursuant to subleases expiring June 2005] and 63,000 square feet is not in use.
(6)  Property is sublet to third parties [pursuant to subleases that begin to expire December 2003].
(7)  Property is currently not in use and held for sale.



ITEM 3. LEGAL PROCEEDINGS

See Note 8 in our Notes to Consolidated Financial Statements, which is incorporated herein by reference.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

Information with respect to our executive officers, as of March 7, 2003, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since 1998. Each officer listed below will hold office until the next annual meeting of the board of directors, which will be held immediately following the Annual Meeting of shareholders on June 3, 2003.

Name                            Title                                                                         Age
----------------------------    --------------------------------------------------------------------------    --------

Steven J. Smith                 Chairman of the Board, Chief Executive Officer and Director                   52
Douglas G. Kiel                 President and Director                                                        54
Paul M. Bonaiuto                Executive Vice President, Chief Financial Officer and Director                52
Anne M. Bauer                   Vice President and Corporate Controller                                       38
James J. Ditter                 Vice President and Director                                                   41
Robert M. Dye                   Vice President of Corporate Affairs                                           55
Carl D. Gardner                 Vice President                                                                46
Richard J. Gasper               Vice President                                                                59
Daniel L. Harmsen               Vice President of Human Resources                                             47
Mark J. Keefe                   Vice President                                                                43
Kenneth J. Kozminski            Vice President                                                                37
Paul E. Kritzer                 Vice President, Secretary and General Counsel-Media                           60
Mary Hill Leahy                 Vice President and General Counsel-Business Services and Director             48
James P. Prather                Vice President                                                                45
Keith K. Spore                  Senior Vice President and Director                                            60
Mary Alice Tierney              Vice President of Corporate Communications                                    52
Karen O. Trickle                Vice President, Treasurer and Director                                        46

Steven J. Smith is a director and our Chairman of the Board and Chief Executive Officer. Mr. Smith was elected Chief Executive Officer in March 1998 and Chairman in December 1998. Mr. Smith was our President from September 1992 to December 1998.

Douglas G. Kiel is a director and our President. Mr. Kiel was elected President in December 1998. In addition, Mr. Kiel has been the Chief Executive Officer of Journal Broadcast Corporation, one of our subsidiaries, since December 2001. He was our Executive Vice President between June 1997 and December 1998 and President of Journal Broadcast Group, Inc., one of our subsidiaries, from June 1990 to July 2001.

Paul M. Bonaiuto is a director and our Executive Vice President and Chief Financial Officer. Mr. Bonaiuto was elected Executive Vice President in June 1997 and Chief Financial Officer in January 1996. Mr. Bonaiuto was our Senior Vice President between March 1996 and June 1997.

Anne M. Bauer is a Vice President and our Corporate Controller. Ms. Bauer was elected Vice President and Corporate Controller in June 2000. She was our Corporate Controller from January 1999 to June 2000 and our Assistant Corporate Controller from January 1995 to January 1999.

James J. Ditter is a director and a Vice President. Mr. Ditter was elected Vice President in September 1995. In addition, Mr. Ditter has been President of Norlight Telecommunications, Inc., one of our subsidiaries, since September 1995.

Robert M. Dye is Vice President of Corporate Affairs. Mr. Dye was elected Vice President of Corporate Affairs in June 2000. Mr. Dye was our Vice President of Corporate Communications from March 1990 to June 2000.

Carl D. Gardner is a Vice President. Mr. Gardner was elected Vice President in June 1999. In addition, Mr. Gardner has been the President-Radio, Journal Broadcast Group since December 1998.

Richard J. Gasper is a Vice President. Mr. Gasper was elected Vice President in June 1996. In addition, Mr. Gasper has been the President of NorthStar Print Group, one of our subsidiaries, since January 1996.

Daniel L. Harmsen is Vice President of Human Resources. Mr. Harmsen was elected Vice President of Human Resources in March 1996.

Mark J. Keefe is a Vice President. Mr. Keefe was elected Vice President in March 1996. Mr. Keefe has also been President of PrimeNet Marketing Services, one of our subsidiaries, since October 1995.

Kenneth J. Kozminski is a Vice President. Mr. Kozminski was elected Vice President in December 1999. In addition, Mr. Kozminski has been President of IPC Communication Services, one of our subsidiaries, since July 1999. He was Vice President and General Manager of Eastern Region-IPC Communication Services from July 1998 to July 1999; Vice President of Operations of IPC Communication Services from May 1998 to July 1998; and General Manager of IPC Communication Services Europe, a subsidiary of IPC Communication Services from February 1997 to May 1998.

Paul E. Kritzer is a Vice President, Secretary and our General Counsel-Media. Mr. Kritzer was elected Vice President and General Counsel-Media in July 2001 and Secretary in September 1992. In addition, Mr. Kritzer was Vice President-Legal from June 1990 to July 2001.

Mary Hill Leahy is a director and Vice President and our General Counsel-Business Services. She was elected Vice President and General Counsel - Business Services in July 2001. Ms. Leahy was General Counsel Americas, GE Medical Systems, a developer and manufacturer of medical imaging equipment, from January 1999 to July 2001; Counsel for Products and Distribution, GE Medical Systems from June 1997 to January 1999; and Consulting Attorney for Miller Brewing Company from 1995 to 1997.

James P. Prather is a Vice President. Mr. Prather was elected Vice President in March 1999. In addition, Mr. Prather has been President-Television, Journal Broadcast Group since December 1998 and General Manager of WTMJ-TV since 1995. He was Executive Vice President-Television, Journal Broadcast Group from December 1997 to December 1998.

Keith K. Spore is a director and our Senior Vice President. Mr. Spore was elected Senior Vice President in September 1995. In addition, Mr. Spore has been President of Journal Sentinel, Inc., one of our subsidiaries, since September 1995 and Publisher of the Milwaukee Journal Sentinel since June 1996.

Mary Alice Tierney is Vice President of Corporate Communications. Ms. Tierney was elected Vice President of Corporate Communications in June 2000. Ms. Tierney was Communications and Corporate Affairs Manager from March 1999 to June 2000; and Vice President of Communications and Community Affairs for Journal Broadcast Group Inc. from June 1994 to August 1999.

Karen O. Trickle is a director, a Vice President and our Treasurer. Ms. Trickle was elected Treasurer in December 1996 and Vice President in March 1999. She has been a director June 1999.

There are no family relationships between any of the executive officers. All of the officers are elected annually at the first meeting of the board of directors held after each Annual Meeting of the shareholders. There is no arrangement or understanding between any executive officer and any other person pursuant to which he or she was elected as an officer.

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The majority of our common stock is owned by JESTA, which is a trust (which we sometimes refer to as the stock trust) created in 1937 under the Journal Employees' Stock Trust Agreement (which we sometimes refer to as the trust agreement) by all of the shareholders of our company. Its creation was due to the determination of Harry J. Grant, Chairman from 1935 to his death in 1963, to offer employees the opportunity to obtain a beneficial interest in ownership of our company. The purpose of the stock trust and the trust agreement is to promote and facilitate the acquisition and ownership of a beneficial interest in our stock by our employees and to promote stability and continuity of management and control of the company in the interest of the company, our shareholders and employees. Among other consequences of that stability and continuity, we remain an independent company, and our media businesses can express independent editorial voices.

Employees own units of beneficial interest (units) representing beneficial interests in the stock trust. A unit is different than a share of common stock offered by publicly traded companies. Units cannot be traded on the open market. In most circumstances, a unit only can be sold to another employee, the Grant family shareholders or to our company. A unit does not provide a unitholder with all of the rights typically associated with stock ownership. The trust agreement governs all aspects of unitholders' rights and obligations. The trust agreement is filed as an exhibit hereto and is incorporated by reference herein.

In 1937, the shareholders sold 25% of the company's outstanding common stock to the stock trust. The stock trust then issued units reflecting beneficial ownership in the 25% of our common stock held by the stock trust. The units were then sold to employees. Similar sales of our common stock by the Grant family and other shareholders to the stock trust have increased the number of shares of our common stock owned by the stock trust to 90% of the outstanding common stock, or 25,920,000 shares, and an equal number of units have been issued. There is one share of common stock in the stock trust for every unit issued. Employees take part in the employee ownership program by buying units in the stock trust. The Grant family shareholders own the remaining 10% of our common stock.

On October 25, 2002, our board of directors directed us and our financial adviser to explore potential sources for additional permanent capital. We indicated at that time that we expected the process could take from 6 to 9 months. As a result, we suspended the purchase and sale of units under the trust agreement while we explore additional permanent capital.

Oversight of the Stock Trust

The stock trust is administered by 5 trustees who currently are each an officer and a director. It engages in no business other than being the holder of record of our common stock, issuing units in exchange for shares of our common stock, and in limited instances, voting shares of our common stock held by it.

A trustee holds office until resignation, termination of employment, death, incapacity or prolonged absence from the United States or until he or she ceases to be an owner of 1 or more units. Successor trustees are elected by the trustees remaining in office or, if there are none so remaining or if those remaining fail to act within 1 month of a vacancy, by majority vote of the units owned by active employee unitholders and employee benefit trusts. The trustees receive no remuneration for their service as trustees.

We have paid and intend to continue to pay all administrative costs of the stock trust, and so long as that continues neither we nor the stock trust will impose any charges or deductions for these items and liabilities against unitholders or against trust assets. There are no liens on any trust assets. However, unitholders may pledge units to secure loans in accordance with the trust agreement and upon terms offered by lenders.

Purchases and Sales of Units

All purchases and sales of units are transacted at the option price set forth by the trust agreement. The option price is based upon a formula prescribed within the trust agreement. The formula uses our book value and the past 5 year's net income as factors in calculating the option price. An option price is calculated approximately every 4 weeks.

After a 90-day waiting period, full-time employees are eligible to take part in the employee-ownership program. Part-time employees are eligible to buy units if they have 1,000 or more hours of service during each of the 2 then most recent calendar years. As we add new operations and companies, employees become eligible for employee-ownership under these rules. We and the Grant family shareholders are also eligible to purchase and hold units. In addition, employee benefit trusts established by us or established by employees to provide retirement benefits and certain other trusts for the benefit of individual beneficiaries or charities are eligible to own units.

In recent years, we offered units to eligible employees on a rotation basis. A rotation schedule determined the time we would make the offering to the group to which each employee had been assigned for purposes of the employee-ownership rotation. Most often, we assigned all the employees of a given business unit to the same group, which only included employees from that business unit. However, we reserved the right to divide the employees of a business unit into 2 or more groups for rotation purposes. The frequency of the rotation and the number of units offered to employees depended on the number of units that we had, or anticipated having, available to sell and the number of units that we desired to sell.

In addition to offering units to employees on a rotation basis, from time to time we allowed participants in some incentive plans to use all or a portion of a cash incentive award to purchase units. For this purpose, units were valued at the option price then in effect. Units that participants acquired in this manner are subject to all terms and conditions of the trust agreement.

All units are subject to mandatory offers to sell upon termination of employment and to restrictions on their resale. In general, the trust agreement requires that an employee must offer to sell his or her units when he or she retires or otherwise terminates employment and that employees sell units only to certain eligible purchasers. For this purpose, termination occurs when one ceases to be an employee. Employees who retire, as defined in the trust agreement, must offer to sell a pro rata share of their units over 10 years after their retirement. In such circumstances, the cumulative number of units that a retired employee must offer to sell increases in equal increments of 10% each year for 10 years beginning on the first anniversary of the employee's retirement. Employees who are terminated because of downsizing, restructuring, reorganization, job elimination, divestiture, outsourcing or similar event in each case that results in the termination of a sufficient number of employees (as determined by the trustees at their sole discretion) must offer to sell a pro rata portion of units over a period of up to 5 years after such termination, depending on the number of years the employee has owned units. Employees who terminate their employment for reasons other than retirement or for downsizing, restructuring, etc. are required to offer to sell all of their units immediately.

The trust agreement provides that, when a unitholder offers to sell units, certain persons have the option to purchase the units at the option price in accordance with procedures and time periods that the trust agreement prescribes. Persons who have the option to purchase units include employees and employee benefit trusts designated by the President or the board of directors, the Grant family shareholders and us, in the order of priority and during periods set forth in the trust agreement. Where the trust agreement requires a unitholder to offer to sell units, our option to purchase the units extends for 5 years after the date our option to purchase begins. While we are not obligated to do so, we have elected in recent years to immediately purchase units offered for sale. However, we suspended the purchase and sale of units on October 25, 2002, while we explore potential sources of additional permanent capital. There is no assurance we will elect to buy units offered for sale in the future.

Under the terms of the trust agreement, if units become subject to an option event and are not purchased by employee-eligibles, employee benefit trusts or stockholder-eligibles within 12 months of the option event (the "Expiration Date"), then the unitholder may freely transfer those units (subject to applicable law) to any person, even though not an "eligible" under the terms of the trust agreement. However, units that are transferred in this manner are subject to our continuing right to repurchase those units at the option price set forth in the trust agreement for a period of 5 years from the Expiration Date.

Permanent Capital Study

On October 25, 2002, our board of directors determined to indefinitely suspend our purchase and sale of units and also directed us to explore potential sources for additional permanent capital. Should we proceed with a permanent capital transaction various approvals may be required, including amendments to our articles of association and changes to JESTA.

We have been discussing capital structures with the Grant family shareholders as a part of our permanent capital process. During our discussions, the Grant family shareholders asserted that they have certain rights under Sections 21 (voting rights), 24 (sale of stock by trustees) and 38 (amendment or termination) of JESTA. The discussions have centered on the Grant family shareholders' desire to either perpetuate certain rights after a permanent capital transaction or in the alternative to have value provided to them in exchange for the modification of these rights.

We have reached an agreement in principle with the Grant family shareholders for modification of their rights under JESTA and their support of the permanent capital process. That agreement in principle provides that the Grant family shareholders will receive additional shares of common stock and shares of preferred stock in exchange for their current common stock as part of the permanent capital process. The preferred stock will be designed to pay a dividend that when aggregated with the common stock dividend will initially be somewhat less than the aggregate dividend paid to the Grant family shareholders on their shares of common stock in 2002. We would retain rights to redeem portions of the shares held by the Grant family shareholders.

This agreement in principle is subject to negotiation of a definitive agreement and its approval by our board of directors. Further, any changes to JESTA and our capital structure will be subject to the approval of the JESTA trustees and the unitholders in accordance with the terms of JESTA as part of the approvals to be sought for adding permanent capital to our business.

Unitholders' Rights and Restrictions

Each unit entitles its holder to the rights set forth in the trust agreement, which to some extent are similar to rights associated with 1 share of our common stock.

Unitholders do not have preemptive rights or the right to maintain a proportionate interest in our common stock or the stock trust. Unitholders also do not have the right to force anyone to purchase units from them, and units are not convertible into cash or any other security. However, the Grant family shareholders may convert their shares into a proportionate number of units, and any units held by them into shares, at any time.

The stock trust, as holder of our common stock, is entitled to such dividends as the board of directors may declare in its discretion. The trustees in turn pass the dividends (other than stock dividends) through to the unitholders as soon as practicable after receipt (stock dividends are retained by the stock trust). If we deliver any shares of our common stock to the stock trust through a stock dividend or stock split, then the stock trust retains those shares. Upon the receipt of such shares, the trustees distribute additional units to the unitholders so as to retain the relationship of 1 unit for each share of common stock. At the direction of the trustees, we have paid all dividends directly to the unitholders. The stock trust, as such, pays no dividends. The board of directors determines payment of future dividends and may reduce the dividend payment rate or terminate the payment of dividends at any time.

The stock trust, as holder of our common stock, is entitled to 1 vote per share in the election of directors and in all matters requiring a vote of the shareholders. When the trustees receive notice of any meeting of the shareholders, the trust agreement requires them to issue to each active employee unitholder a proxy empowering him or her to vote the number of shares in which his or her units represents an interest. However, active employee unitholders do not have the power or authority to vote (i) to sell or lease all or substantially all of our assets, or (ii) to dissolve us, or (iii) to merge or consolidate us with any other corporation or corporations in which we and/or our shareholders upon completion of such consolidation or merger do not control directly or indirectly a majority of the voting stock, unless the employee owners of at least two-thirds of the outstanding units owned by employee-eligibles have authorized the trustees to offer all shares held by the trustees for sale in accordance with the provisions of Section 24 of the trust agreement and the purchase options under Section 24 have expired within 3 months prior to such vote. The trustees have exclusive authority to vote all shares represented by units owned by ex-employee-eligibles, employee benefit trusts and employee-eligible-transferees, except that employee benefit trusts may vote on a proposal to amend or terminate the trust agreement.

From time to time the stock trust holds meetings of its unitholders to vote with respect to proposed amendments to the trust agreement. In addition, prior to termination of the trust agreement by consent, there must be a meeting of unitholders. Each active employee unitholder and employee benefit trust may vote the number of units the unitholder owns. Unitholders may vote by proxy at these meetings. The trust agreement may be amended or terminated by consent if all of the following vote to amend or terminate it: two-thirds of the outstanding units that active employees and employee benefit trusts hold; all of the trustees; and 80% of the shares of our common stock that the Grant family shareholders hold. We do not vote at meetings of unitholders, and our approval is not required to amend or terminate the trust agreement. The trustees may sell or otherwise permanently dispose of any shares of our common stock that the stock trust holds, subject to certain procedures contained in the trust agreement. If active employee unitholders and employee benefit trust owners of at least two-thirds of the units then outstanding owned by such holders authorize a sale of our stock, then the stock will be offered, successively, to any employee unitholder and employee benefit trust owner of units who did not consent to the proposed sale or other permanent disposition (nonconsenting eligibles) and then to the Grant family shareholders. If any such offered stock remains unsold, first the nonconsenting eligibles and then the Grant family shareholders have a second opportunity to purchase. Finally, if any such offered stock still remains, then we may purchase it.

If we liquidate or dissolve, then the stock trust, as holder of our common stock, is entitled to a pro rata share of the assets available for distribution on our common stock. In addition, if we liquidate or dissolve or if the stock trust terminates as a result of a sale or other disposition of all or any part of our common stock that the stock trust holds, then the unitholders will receive a pro rata distribution of the assets of the stock trust (or of the proceeds of any partial disposition), less any amounts withheld for taxes, expenses and other charges.

On March 7, 2003, the holders of beneficially owned shares included the following:

                                                                                      Shares                  Percent of
                                                                                   Beneficially              Common Stock
                                                                                      Owned                   Outstanding
                                                                                   ------------              ------------
Active employees.......................................................             15,046,648                     52.3%
Former employees.......................................................              7,989,089                     27.7
Treasury (us)..........................................................              2,884,263                     10.0
Matex, Inc. (1)........................................................              2,640,000                      9.2
Abert Family Journal Stock Trust (1)...................................                240,000                      0.8

(1)      The Grant family shareholders.

Though we are not obligated to do so, we currently anticipate that we will continue to pay cash dividends. Our option price and dividend history (adjusted for stock splits) for the years ended December 31 are presented in the following table:

                                Beginning                  Ending                Total                                  Total
                                  Option                   Option                Price                   Cash           Annual
Year           Quarter            Price                     Price               Inc/(Dec)              Dividend         Return
----           -------          ---------                 --------              ---------              --------         ------
2002             4th            $  37.81                  $  38.45              $   0.64               $  0.30           4.0%
2002             3rd               37.47                     37.81                  0.34                  0.30
2002             2nd               36.75                     37.47                  0.72                  0.30
2002             1st               38.14                     36.75                 (1.39)                 0.30

2001             4th               37.68                     38.14                  0.46                  0.30          13.7
2001             3rd               36.56                     37.68                  1.12                  0.35
2001             2nd               35.03                     36.56                  1.53                  0.35
2001             1st               34.74                     35.03                  0.29                  0.35

2000                               29.94                     34.74                  4.80                  1.35          20.5
1999                               25.48                     29.94                  4.46                  1.14          22.0
1998                               21.69                     25.48                  3.79                  1.10          22.5
1997                               18.58                     21.69                  3.11                  1.10          22.7
1996                               18.12                     18.58                  0.46                  1.10           8.6
1995                               17.70                     18.12                  0.42                  1.05           8.3
1994                               17.32                     17.70                  0.38                  0.95           7.7
1993                               16.80                     17.32                  0.52                  0.90           8.5


ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The selected financial data for the years ended December 31, 2000, 2001 and 2002 and as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. The selected financial data for the years ended December 31, 1998 and 1999 and as of December 31, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements, including the notes thereto, not included in this annual report on Form 10-K. This table should be read together with our other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in all years presented.

                                                                                        Year ended December 31,
                                                                   1998(1)       1999(2)        2000          2001          2002
                                                                   ----          ----           ----          ----          ----
                                                                               (in thousands, except per share amounts)
Statement of Earnings Data
Operating revenue....................................            $ 731,033     $ 753,360     $ 819,232     $ 808,787    $ 801,376
Operating costs and expenses.........................              636,858       642,806       710,041       724,683      687,303
                                                                 ---------     ---------     ---------     ---------    ---------
Operating earnings (3) (4)...........................               94,175       110,554       109,191        84,104      114,073
Non-operating income, net............................                6,237         4,227           884         1,235          339
                                                                 ---------     ---------     ---------     ---------    ---------
Earnings from continuing operations before income
     taxes and accounting change.....................              100,412       114,781       110,075        85,339      114,412
Income taxes.........................................               41,998        44,537        44,162        35,860       49,418
                                                                 ---------     ---------     ---------     ---------    ---------
Earnings from continuing operations before
     accounting change...............................               58,414        70,244        65,913        49,479       64,994
Gain (loss) from discontinued operations, net of taxes               2,294          (795)          471        (1,722)        (565)
Cumulative effect of accounting change, net of taxes.                   --            --            --            --       (6,509)
                                                                 ---------     ---------     ---------     ---------    ---------
Net earnings (3).....................................            $  60,708     $  69,449     $  66,384     $  47,757    $  57,920
                                                                 =========     =========     =========     =========    =========

Weighted average shares outstanding-basic and diluted               28,124        27,393        27,101        28,084       26,430
                                                                 =========     =========     =========     =========    =========

Basic and Diluted Earnings Per Share Amounts
Continuing operations before accounting change.......            $    2.08     $    2.56     $    2.43     $    1.76    $    2.46
Discontinued operations, net of taxes................                 0.08         (0.02)         0.02         (0.06)       (0.02)
Cumulative effect of accounting change, net of taxes.                   --            --            --            --        (0.25)
                                                                 ---------     ---------     ---------     ---------    ---------
Net earnings (3).....................................            $    2.16     $    2.54     $    2.45     $    1.70    $    2.19
                                                                 =========     =========     =========     =========    =========
Cash dividends.......................................            $    1.10     $    1.14     $    1.35     $    1.35    $    1.20
                                                                 =========     =========     =========     =========    =========

Segment Data
Operating revenue:
     Publishing......................................            $ 344,565     $ 347,137     $ 345,321     $ 320,615    $ 311,138
     Broadcasting....................................              115,113       130,857       149,886       134,801      152,749
     Telecommunications..............................               81,875       101,428       126,586       151,992      148,674
     Printing services...............................              107,564        91,663       107,334       114,612       97,841
     Other...........................................               81,916        82,275        90,105        86,767       90,974
                                                                 ---------     ---------     ---------     ---------    ---------
         Total operating revenue.....................            $ 731,033     $ 753,360     $ 819,232     $ 808,787    $ 801,376
                                                                 =========     =========     =========     =========    =========

Operating earnings: (3) (4)
     Publishing......................................            $  48,196     $  48,670     $  39,265     $  24,898    $  30,315
     Broadcasting....................................               34,015        27,817        30,435        15,453       33,384
     Telecommunications..............................               24,092        32,474        40,114        48,007       40,956
     Printing services...............................              (13,450)        2,621         3,336          (756)       2,131
     Other...........................................                1,322       (1,028)       (3,959)        (3,498)       7,287
                                                                 ---------     ---------     ---------     ---------    ---------
         Total operating earnings....................            $  94,175     $ 110,554     $ 109,191     $  84,104    $ 114,073
                                                                 =========     =========     =========     =========    =========

Other Financial Data
Depreciation (4).....................................            $  33,549     $  36,657     $  38,710     $  40,882    $  44,726
Amortization (4).....................................            $   8,618     $   8,940     $  11,408     $  10,814    $   1,909
EBITDA (4)...........................................            $ 136,342     $ 156,151     $ 159,309     $ 135,800    $ 160,708
Capital expenditures.................................            $  44,821     $  68,529     $  96,758     $  90,172    $  53,169
Cash dividends.......................................            $  31,057     $  31,286     $  36,765     $  37,866    $  31,597

Cash Flow Data Net cash provided by (used for):
     Operating activities............................            $ 106,181    $  117,481     $ 133,123     $ 118,411    $  86,060
     Investing activities............................              (63,412)     (199,893)      (94,030)     (108,144)     (51,409)
     Financing activities............................              (25,371)      (38,798)      (33,035)      (11,918)     (31,714)


                                                                                          As of December 31,
                                                                  ---------------------------------------------------------------
                                                                  1998(1)        1999(2)       2000          2001          2002
                                                                  ----           ----          ----          ----          ----
                                                                                          (in thousands)
Balance Sheet Data
Property and equipment, net..........................            $ 175,602     $ 214,615     $ 271,293     $ 320,436    $ 324,405
Intangible assets, net (3)...........................            $ 119,588     $ 258,876     $ 253,239     $ 261,346    $ 249,605
Total assets (3).....................................            $ 583,684     $ 638,506     $ 687,035     $ 730,778    $ 744,752
Total debt...........................................            $      --     $  12,115     $      --     $   4,420    $  90,775
Shareholders' equity.................................            $ 447,884     $ 465,697     $ 508,519     $ 532,880    $ 476,544

(1)  Includes Omaha, Nebraska radio stations KESY-FM (renamed KSRZ-FM) and KBBX-AM (renamed KHLP-AM) from January 1;
     Knoxville, Tennessee radio stations WQBB-FM (renamed WQIX-FM, WBON-FM) and WQBB-AM from April 20; Oracle, Arizona radio station KLQB-FM (renamed KIXD-FM, KGMG-FM) from June 9; and Caldwell, Idaho radio stations KCID-AM and KCID-FM (renamed
     KTHI-FM), Payette, Idaho radio station KQXR-FM, Boise, Idaho radio stations KGEM-AM and KJOT-FM and Ontario, Oregon radio stations KSRV-AM and KSRV-FM from July 1. We sold KSRV-AM and KSRV-FM in April 2000.

(2)  Includes Wichita, Kansas ratio stations KFDI-AM, KFDI-FM and KICT-FM; Arkansas City, Kansas radio station KYQQ-FM;
     Augusta, Kansas radio station KLLS-FM (renamed KFXJ-FM); Springfield, Missouri radio stations KTTS-FM and KTTS-AM
     (renamed KTTF-AM, KSGF-AM); Sparta, Missouri radio station KLTQ-FM (renamed KMXH-FM, KSPW-FM); Tulsa, Oklahoma radio stations KVOO-FM and KVOO-AM (renamed KFAQ-AM); Henryetta, Oklahoma radio station KCKI-FM (renamed KXBL-FM); and Omaha,
     Nebraska radio stations WOW-FM (renamed KMXM-FM, KQCH-FM) and WOW-AM (renamed KOMJ-AM) from June 14; and Palm Springs,
     California television station KMIR-TV from August 1.

(3)  Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No.
     142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to net earnings when their carrying amounts exceed their estimated fair values. Adjusted net earnings, earnings per share, segment operating earnings, intangible assets, net, total assets and shareholders' equity are presented below, assuming this accounting change is applied retroactively as of January 1, 1998. The adjustment represents amortization expense for indefinite-lived intangible assets in 1998 through 2001 and the transitional impairment charge recognized in 2002.

                                                                                        Year ended December 31,
                                                                 ----------------------------------------------------------------
                                                                     1998          1999         2000          2001          2002
                                                                     ----          ----         ----          ----          ----
                                                                             (in thousands, except per share amounts)
     Net earnings....................................            $  60,708     $  69,449     $  66,384     $  47,757    $  57,920
     Adjustment......................................                1,985         3,916         5,523         5,530        6,509
                                                                 ---------     ---------     ---------     ---------    ---------
     Adjusted net earnings...........................            $  62,693     $  73,365     $  71,907     $  53,287    $  64,429
                                                                 =========     =========     =========     =========    =========

     Adjusted basic and diluted earnings per share...            $    2.23     $    2.68     $    2.65     $    1.90    $    2.44
                                                                 =========     =========     =========     =========    =========

     Adjusted operating earnings (loss):
         Publishing..................................            $  49,312     $  49,662     $  40,253     $  25,802    $  30,315
         Broadcasting................................               36,006        32,298        37,075        22,182       33,384
         Telecommunications..........................               24,116        32,489        40,129        48,022       40,956
         Printing services...........................              (13,450)        2,621         3,336         (756)        2,131
         Other.......................................                1,623         (728)       (3,659)       (3,197)        7,287
                                                                 ---------     ---------     ---------     ---------    ---------
     Total adjusted operating earnings...............            $  97,607     $ 116,342     $ 117,134     $  92,053    $ 114,073
                                                                 =========     =========     =========     =========    =========

                                                                                          As of December 31,
                                                                 -----------------------------------------------------------------
                                                                     1998          1999         2000          2001          2002
                                                                     ----          ----         ----          ----          ----
                                                                                          (in thousands)
     Adjusted intangible assets, net.................            $ 123,020     $ 268,096     $ 270,402     $ 286,455    $ 282,384
     Adjusted total assets...........................              587,116       647,726       704,198       755,887      777,531
     Adjusted shareholders' equity...................              449,869       471,598       519,943       549,834      500,007

(4)  EBITDA is defined as operating earnings plus depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors' ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates.
     Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use
     EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies.
     In addition, EBITDA does not represent funds available for discretionary use.

     The following table presents a reconciliation of our consolidated operating earnings to consolidated EBITDA:

                                                                                       Year ended December 31,
                                                                 -----------------------------------------------------------------
                                                                     1998          1999         2000          2001          2002
                                                                     ----          ----         ----          ----          ----
                                                                                          (in thousands)
     Operating earnings..............................            $  94,175     $ 110,554     $ 109,191     $  84,104    $ 114,073
     Depreciation....................................               33,549        36,657        38,710        40,882       44,726
     Amortization....................................                8,618         8,940        11,408        10,814        1,909
                                                                 ---------     ---------     ---------     ---------    ---------
     EBITDA..........................................            $ 136,342     $ 156,151     $ 159,309     $ 135,800    $ 160,708
                                                                 =========     =========     =========     =========    =========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our audited consolidated financial statements for the 3 years ended December 31, 2002, including the notes thereto, appearing elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements. See "Forward-Looking Statements" for a discussion of uncertainties, risks and assumptions associated with these statements.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. We previously reported 8 business segments, which included our corporate operations and the operations of each one of our wholly-owned subsidiaries. In order to better reflect our operations as a diversified media company, and to reflect certain changes in the way our management receives internal financial information, we determined it appropriate under Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," to aggregate previously reported segments and identify new segments by type of business rather than by names of individual operating entities. As a result, we changed our reportable business segments in 2002 to the following: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers. Our broadcasting segment consists of 36 radio stations and 6 television stations in 11 states. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in 7 states. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

Acquisition and Sale

On December 31, 2001, we acquired the business and certain assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was approximately $22.1 million.

On March 2, 2001, we sold certain assets of the Milwaukee operation of our label printing business. The cash sale price was approximately $4.4 million.

Results of Operations

     2002 compared to 2001

     Consolidated

Our consolidated operating revenue in 2002 was $801.4 million, a decrease of $7.4 million, or 0.9%, compared to $808.8 million in 2001. Our consolidated operating costs and expenses in 2002 were $447.6 million, a decrease of $16.1 million, or 3.5%, compared to $463.7 million in 2001. Our consolidated selling and administrative expenses in 2002 were $239.7 million, a decrease of $21.3 million, or 8.2%, compared to $261.0 million in 2001.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for 2002 and 2001:

                                                                            Percent of                     Percent of
                                                                              Total                           Total
                                                                            Operating                       Operating
                                                              2002           Revenue           2001          Revenue
                                                              ----           -------           ----          -------
                                                                                   (in millions)
Operating revenue:
Publishing.......................................          $  311.1           38.8%         $  320.6           39.6%
Broadcasting.....................................             152.8           19.1             134.8           16.7
Telecommunications...............................             148.7           18.6             152.0           18.8
Printing services................................              97.8           12.2             114.6           14.2
Other............................................              91.0           11.3              86.8           10.7
                                                           --------          -----          --------          -----
     Total operating revenue.....................             801.4          100.0             808.8          100.0

Total operating costs and expenses...............             447.6           55.9             463.7           57.3
Selling and administrative expenses..............             239.7           29.9             261.0           32.3
                                                           --------          -----          --------          -----
Total operating costs and expenses and selling
   and administrative expenses...................             687.3           85.8             724.7           89.6
                                                           --------          -----          --------          -----
Total operating earnings.........................          $  114.1           14.2%         $   84.1           10.4%
                                                           ========          =====          ========          =====

The decrease in total operating revenue was primarily due to the decrease in classified advertising in our publishing businesses, service disconnections and price reductions in our telecommunications business and the consolidation of our
U. S. printing services operations and the continued slowdown in our publication printing services business. These decreases were partially offset by increases in Olympic, political and issue advertising in our television broadcasting business. In addition, operating revenue in 2001 was adversely impacted by $1.8 million from preempted advertising due to the uninterrupted news coverage and certain advertising cancellations on television and radio stations following the September 11 terrorist attacks.

The decrease in total operating costs and expenses and selling and administrative expenses was primarily due to the decrease in the total cost of newsprint, the discontinuation of goodwill, broadcast license and network affiliation agreement amortization expense and the decrease in operating costs and expenses resulting from our cost control initiatives.

Our consolidated operating earnings in 2002 were $114.1 million, an increase of $30.0 million, or 35.6%, compared to $84.1 million in 2001. The following table presents our operating earnings by segment for 2002 and 2001:

                                                                          Percent of                        Percent of
                                                                            Total                             Total
                                                                          Operating                         Operating
                                                             2002          Earnings           2001          Earnings
                                                          ---------       ----------        --------        ---------
                                                                                   (in millions)
Publishing.......................................         $   30.3          26.6%           $   24.9          29.6%
Broadcasting.....................................             33.4          29.3                15.5          18.4
Telecommunications...............................             41.0          35.9                48.0          57.1
Printing services................................              2.1           1.8                (0.8)         (0.9)
Other............................................              7.3           6.4                (3.5)         (4.2)
                                                          --------         ------           --------         ------
Total operating earnings.........................         $  114.1         100.0%           $   84.1         100.0%
                                                          ========         ======           ========         ======

The increase in total operating earnings was primarily due to the decrease in the total cost of newsprint, the increase in Olympic, political and issue advertising, the decrease in operating costs and expenses resulting from cost control initiatives, workforce reductions and the closure or transition of certain business units, the discontinuation of goodwill, broadcast license and network affiliation agreement amortization expense and the adverse impact on third quarter 2001 earnings following the September 11 terrorist attacks offset by the decrease in the profit margin on telecommunication services. Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets," and, accordingly, we ceased amortizing goodwill, broadcast licenses and network affiliation agreements. If Statement No. 142 had been adopted effective January 1, 2001, our total operating earnings would have been $92.1 million.

Our consolidated EBITDA in 2002 was $160.7 million, an increase of $24.9 million, or 18.3%, compared to $135.8 million in 2001. EBITDA is defined as operating earnings plus depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors' ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our operating earnings to EBITDA by segment for 2002 and 2001:

                                                     2002                                               2001
                               ------------------------------------------------    ------------------------------------------------
                                            Depreciation             Percent of                Depreciation              Percent of
                                 Operating       and                   Total      Operating        and                     Total
                                 Earnings   Amortization    EBITDA     EBITDA      Earnings    Amortization     EBITDA     EBITDA
                                 --------   ------------    ------     ------      --------    ------------     ------     ------
                                                                           (in millions)
Publishing.................      $   30.3   $     14.2      $ 44.5     27.7%      $   24.9     $     13.9       $  38.8     28.6%
Broadcasting...............          33.4          7.3        40.7     25.3           15.5           13.3          28.8     21.2
Telecommunications.........          41.0         17.1        58.1     36.2           48.0           14.7          62.7     46.2
Printing services..........           2.1          5.2         7.3      4.5           (0.8)           6.2           5.4      4.0
Other......................           7.3          2.8        10.1      6.3           (3.5)           3.6           0.1       --
Total......................      $  114.1   $     46.6      $160.7    100.0%      $   84.1     $     51.7       $ 135.8    100.0%

The increase in total EBITDA was primarily due to increases in operating earnings in our publishing, broadcasting, printing services and other reportable segments offset by a decrease in our telecommunications segment.

Publishing

Operating revenue from publishing in 2002 was $311.1 million, a decrease of $9.5 million, or 3.0%, compared to $320.6 million in 2001. Operating earnings from publishing were $30.3 million, an increase of $5.4 million, or 21.8%, compared to $24.9 million in 2001. EBITDA from publishing in 2002 was $44.5 million, an increase of $5.7 million, or 14.6%, compared to $38.8 million in 2001 (see table above for a reconciliation of publishing operating earnings to publishing EBITDA).

The following table presents our publishing operating revenue, operating earnings and EBITDA by daily newspaper and community newspapers and shoppers for 2002 and 2001:

                                                            2002                                            2001
                                        -----------------------------------------        ----------------------------------------
                                                      Community                                       Community
                                          Daily       Newspapers                        Daily         Newspapers
                                        Newspaper     & Shoppers       Total          Newspaper       & Shoppers       Total
                                        ---------     ----------    ----------        ---------       ----------       -----
                                                                             (in millions)
Operating revenue..............         $  212.9      $    98.2     $    311.1        $   218.8       $    101.8      $ 320.6
                                        ========      =========     ==========        =========       ==========      =======
Operating earnings.............         $   28.7      $     1.6     $     30.3        $    23.3       $      1.6      $  24.9
                                        ========      =========     ==========        =========       ==========      =======
EBITDA.........................         $   38.5      $     6.0     $     44.5        $    31.7       $      7.1      $  38.8
                                        ========      =========     ==========        =========       ==========      =======

The following table presents our publishing operating revenue by category for 2002 and 2001:

                                                            2002                                            2001
                                        -----------------------------------------        ----------------------------------------
                                                      Community                                       Community
                                          Daily       Newspapers                        Daily         Newspapers
                                        Newspaper     & Shoppers       Total          Newspaper       & Shoppers       Total
                                        ---------     ----------    ----------        ---------       ----------       -----
                                                                             (in millions)
Advertising revenue:
     Retail....................         $   75.5      $    56.9     $   132.4         $    74.6       $    55.7      $ 130.3
     Classified................             62.4            9.8          72.2              67.9            10.9         78.8
     General...................             10.1             --          10.1               9.7              --          9.7
     Other.....................             15.9            1.5          17.4              14.1             1.4         15.5
                                        --------      ---------     ---------         ---------       ---------      -------
     Total advertising revenue.            163.9           68.2         232.1             166.3            68.0        234.3
Circulation revenue............             45.3            3.2          48.5              48.1             3.3         51.4
Other revenue..................              3.7           26.8          30.5               4.4            30.5         34.9
                                        --------      ---------     ---------         ---------       ---------      -------
Total operating revenue........         $  212.9      $    98.2     $   311.1         $   218.8       $   101.8      $ 320.6
                                        ========      =========     =========         =========       =========      =======

Advertising revenue in 2002 accounted for 74.6% of total publishing revenue compared to 73.1% in 2001. Retail advertising revenue in 2002 was $132.4 million, an increase of $2.1 million, or 1.6%, compared to $130.3 million in 2001. The increase is comprised of a $3.0 million increase in daily newspaper retail preprints and a $1.2 million increase in community newspaper retail advertising and inserts, in part due to rate increases, offset by a $2.1 million decrease in daily newspaper retail ROP (run-of-press) advertisements. We believe the shift toward retail preprints in 2002 was due in part to changes in marketing strategies of certain major national retail advertisers. Additionally, in 2001, many advertisers reduced or eliminated their newspaper advertisements following the September 11 terrorist attacks.

Classified advertising revenue in 2002 was $72.2 million, a decrease of $6.6 million, or 8.4%, compared to $78.8 million in 2001. At the daily newspaper, decreases in employment advertising of $8.6 million and real estate advertising of $0.1 million were partially offset by increases in automotive advertising of $2.8 million and general advertising of $0.4 million. The decrease in employment advertising, which accounted for almost 37.5% of total classified advertising in 2002, represented a 27.0% decrease from 2001. We believe the decrease in employment advertising resulted primarily from continuing economic uncertainty; however, with each quarter in 2002 compared to 2001, the decrease in total classified advertising has reduced. The increase in automotive advertising is primarily attributed to auto manufacturers promoting 0% financing programs.

General advertising revenue in 2002 was $10.1 million, an increase of $0.4 million, or 4.1%, compared to $9.7 million in 2001. The increase was primarily attributable to an increase in general ROP advertising mainly from our telecommunications customers.

The following table presents the advertising linage of our daily newspaper by category for 2002 and 2001:

                                                           2002                 2001               Change
                                                      --------------       --------------      --------------
                                                               (inches in thousands)
Advertising linage (in inches):
     Retail..........................................       773.6                812.0              - 4.7%
     Classified......................................       922.4                970.6              - 5.0%
     General.........................................        52.7                 51.1              + 3.1%
                                                      --------------       --------------
Total advertising linage (in inches).................     1,748.7              1,833.7               -4.7%
                                                      ==============       ==============

Preprint pieces (in millions)........................       773.5                719.5              + 7.5%
                                                      ==============       ==============

Total advertising linage in 2002 decreased 4.7% compared to 2001. The decrease was largely due to a 5.0% decrease in classified advertising and a 4.7% decrease in retail advertising partially offset by a 3.1% increase in general advertising. The decrease in classified advertising lineage is consistent with the decrease in the classified advertising revenue. Retail advertising linage decreased while preprint advertising pieces rose 7.5% primarily as a result of the shift to preprint advertising from a major national retail customer.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for 2002 and 2001:

                                                           2002                 2001               Change
                                                      --------------       --------------      --------------
Full pages of advertising:
     Community newspapers............................        93,888                94,898          - 1.1%
     Shoppers........................................       105,545               113,846          - 7.3%
                                                      --------------       --------------
Total full pages of advertising......................       199,433               208,744          - 4.5%
                                                      ==============       ==============

Revenue per page.....................................  $     305.86         $      288.61          + 6.0%
                                                      =============        ==============

Total pages of full page advertising in 2002 decreased 4.5% compared to 2001. The decrease was largely due to a 7.3% decrease in advertising in the shoppers and a 1.1% decrease in advertising in the community newspapers. Revenue per page increased 6.0% due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline and event marketing, in 2002 was $17.4 million, an increase of $1.9 million, or 12.3%, compared to $15.5 million in 2001. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in 2002 accounted for 15.6% of total publishing revenue compared to 16.0% in 2001. Circulation revenue in 2002 was $48.5 million, a decrease of $2.9 million, or 5.6%, compared to $51.4 million in 2001. The decrease was mainly attributed to the 4.1% decrease in average net paid circulation for Milwaukee Journal Sentinel's weekday edition and 3.1% decrease in average net paid circulation for Milwaukee Journal Sentinel's Sunday edition, a 3.5% decrease in paid circulation for our community newspapers and greater discounts given to new subscribers. In January 2002, we eliminated home delivery of the Milwaukee Journal Sentinel in all but 12 counties in southeastern Wisconsin. As of the end of 2002, this decision contributed to a decrease in net paid circulation for the daily and Sunday edition of 3.6% and 4.9%, respectively. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts.

Other revenue, which consists primarily of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers, in 2002 accounted for 9.8% of total publishing revenue compared to 10.9% in 2001. Other revenue in 2002 was $30.5 million, a decrease of $4.4 million, or 12.6%, compared to $34.9 million in 2001. The decrease was primarily attributed to reduced press runs and page counts from existing commercial printing customers and the loss of 3 commercial printing customers.

Publishing operating earnings in 2002 were $30.3 million, an increase of $5.4 million, or 21.8%, compared to $24.9 million in 2001. Contributing to the increase was a $12.3 million reduction in the cost of newsprint and ink compared to 2001 and a $6.8 million decrease in direct wages and selling and administrative expenses, which resulted primarily from workforce reductions at the daily newspaper. These cost reductions were partially offset by $4.6 million in start up costs in 2002 related to the new production facility.

We anticipate that our new production facility will be fully operational in early 2003. We expect that our new presses will provide improved print reproduction quality and increased productivity, as well as additional opportunities to pursue commercial printing revenue from third parties.

The pending outbreak of hostilities in Iraq in March 2003 and the war itself has resulted in our daily newspaper using more newsprint and experiencing a temporary increase in single copy circulation.

         Broadcasting

Operating revenue from broadcasting in 2002 was $152.7 million, an increase of $17.9 million, or 13.3%, compared to $134.8 million in 2001. Operating earnings from broadcasting in 2002 were $33.4 million, an increase of $17.9 million, or 116.0%, compared to $15.5 million in 2001. EBITDA from broadcasting in 2002 was $40.7 million, an increase of $12.0 million, or 41.8%, compared to $28.7 million in 2001 (see page28 for a reconciliation of broadcasting operating earnings to broadcasting EBITDA).

On December 31, 2001, we acquired the business and certain of the assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho, for approximately $22.1 million in cash. We began operating the stations on January 1, 2002.

The following table presents our broadcasting operating revenue, operating earnings and EBITDA by radio stations and television stations for 2002 and 2001:


                                                            2002                                            2001
                                        -----------------------------------------        ------------------------------------------
                                        Radio            Television       Total          Radio            Television         Total
                                        -----            ----------       -----          -----            ----------         -----
                                                                               (in millions)
Operating revenue..............         $ 78.2             $ 74.5        $ 152.7         $ 73.9             $ 60.9          $ 134.8
                                        ======             ======        =======         ======             ======          =======
Operating earnings.............         $ 15.2             $ 18.2        $  33.4         $  5.9             $  9.6          $  15.5
                                        ======             ======        =======         ======             ======          =======
EBITDA.........................         $ 18.2             $ 22.5        $  40.7         $ 14.8             $ 13.9          $  28.7
                                        ======             ======        =======         ======             ======          =======

Operating revenue from our radio stations in 2002 was $78.2 million, an increase of $4.3 million, or 5.8%, compared to $73.9 million in 2001. The increase was primarily attributed to a $2.9 million increase in local advertising revenue and a $0.7 million increase from national advertising revenue across most markets, and a $0.7 million increase in political and issue advertising revenue. These increases in advertising revenue from the radio stations reflect a $0.5 million adverse impact in 2001 from advertising cancellations and the loss of advertising spots following the September 11 terrorist attacks.

Operating earnings from our radio stations in 2002 were $15.2 million, an increase of $9.3 million, or 157.6%, compared to $5.9 million in 2001. The increase was primarily attributed to the discontinuation of $5.7 million of goodwill and broadcast license amortization expense, the $4.3 million increase in revenue and the decrease in operating costs and expenses resulting from cost control initiatives at all of our radio stations.

Operating revenue from our television stations in 2002 was $74.5 million, an increase of $13.6 million, or 22.3%, compared to $60.9 million in 2001. The increase was primarily attributed to a $7.8 million increase in Olympic, political and issue advertising revenue, a $4.6 million increase in local advertising revenue and a $1.5 million increase in national advertising revenue. Included in the revenue increase is $5.3 million from the 2 stations in Idaho that were acquired on December 31, 2001. These increases in advertising revenue from the television stations reflect in part the $1.3 million adverse impact in 2001 of the loss of advertising spots during the uninterrupted news coverage and certain advertising cancellations following the September 11 terrorist attacks.

Operating earnings from our television stations in 2002 were $18.2 million, an increase of $8.6 million, or 89.6%, compared to $9.6 million in 2001. The increase was primarily attributed to the $13.6 million increase in revenue, the discontinuation of $1.0 million of goodwill, broadcast license and network affiliation agreement amortization expense and the effects of cost control initiatives at all of our television stations.

The pending outbreak of hostilities in Iraq in March 2003 and the war itself has had a negative impact on our broadcast results due to reduced spending levels by some advertisers. There was a hesitancy on the part of some advertisers to place schedules during the period of time leading up to the war, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks during their continuous coverage of the war.

         Telecommunications

Operating revenue from telecommunications in 2002 was $148.7 million, a decrease of $3.3 million, or 2.2%, compared to $152.0 million in 2001. Operating earnings from telecommunications in 2002 were $41.0 million, a decrease of $7.0 million, or 14.7%, compared to $48.0 million in 2001. EBITDA from telecommunications in 2002 was $58.1 million, a decrease of $4.6 million, or 7.3%, compared to $62.7 million in 2001 (see page 28 for a reconciliation of telecommunications operating earnings to telecommunications EBITDA).

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in 2002 was $97.3 million, a decrease of $5.3 million, or 5.2%, compared to $102.6 million in 2001. The decrease was primarily attributed to service disconnections and price reductions. Monthly recurring revenue from wholesale services at the end of 2002 was $7.5 million compared to $8.1 million at the beginning of 2002 and $7.8 million at the beginning of 2001. During 2002, new customers and new circuit connections of $1.3 million in monthly recurring revenue were more than offset by service disconnections, price reductions and lost customers.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in 2002 was $51.4 million, an increase of $2.0 million, or 4.0%, compared to $49.4 million in 2001. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of 2002 of $3.0 million was virtually equal to the amount at the beginning of 2002 and $0.2 million higher than the $2.8 million at the beginning of 2001. During 2002, new customers and new circuit connections of $0.7 million in monthly recurring revenue were offset by service disconnections, price reductions and lost customers.

The decrease in operating earnings from telecommunications was primarily attributed to service disconnections, the decrease in profit margins on services provided due to price reductions and the increase in depreciation expense of $2.5 million resulting from the completion of several capital investment initiatives during 2001. We expect continued service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a significant decrease in our telecommunications operating earnings into 2003.

WorldCom and Global Crossing together accounted for 20.1% and 22.5% of our telecommunications revenue in 2002 and 2001, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. We have a pre-bankruptcy receivable, net of applicable "set-off" accounts payable, from WorldCom of $0.5 million. We recorded a reserve in the amount of the net receivable in the third quarter of 2002. The loss of the ongoing business from either of these 2 customers would have a significant adverse effect on our results of operations. A renewal service contract with Global Crossing is being negotiated, though Global Crossing retains the right to accept or reject our current contract with them as part of its exit from bankruptcy. Global Crossing is currently expected to exit from bankruptcy in May 2003. WorldCom also has a right to accept or reject our contract with them as part of its exit from bankruptcy, which is not currently expected to happen before late 2003 or 2004.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided. We continue to provide services to WorldCom and Global Crossing and receive timely payment for those services.

     Printing Services

Operating revenue from printing services in 2002 was $97.8 million, a decrease of $16.8 million, or 14.6%, compared to $114.6 million in 2001. Operating earnings from printing services in 2002 were $2.1 million, an increase of $2.9 million, compared to losses of $0.8 million in 2001. EBITDA from printing services in 2002 was $7.3 million, an increase of $1.9 million, or 35.2%, compared to $5.4 million in 2001 (see page 28 for a reconciliation of printing services operating earnings to printing services EBITDA).

The decrease in printing services operating revenue was primarily attributed to the consolidation of our U.S. operations to eliminate customers that did not fit our long-term strategic business plans and continued slowdown in the publication printing services business. CD-ROM replication continued at essentially the same level as in the prior year; however, we continue to experience intense price competition for this product in all markets.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs and an increase in the sale of products with higher margins. These were partially offset by the decrease in revenue and a $2.5 million loss on impairment of CD-ROM related equipment.

A large computer hardware OEM (original equipment manufacturer) accounted for 37.6% and 29.8% of our printing services revenue in 2002 and 2001, respectively. The loss of this customer could have a material adverse effect on our results of operations.

On February 4, 2003, we announced the closure of our CD-ROM mastering and replications operations. We do not expect the costs to close these operations to have a material adverse effect on our results of operations.

     Other

Other operating revenue in 2002 was $91.0 million, an increase of $4.2 million, or 4.8%, compared to $86.8 million in 2001. Other operating earnings in 2002 were $7.3 million, an increase of $10.8 million compared to losses of $3.5 million in 2001. Other EBITDA in 2002 was $10.1 million, an increase of $10.0 million, compared to $0.1 million in 2001 (see page 28 for a reconciliation of other operating earnings to other EBITDA).

The following table presents our other operating revenue, operating earnings and EBITDA by business for 2002 and 2001:


                                                            2002                                            2001
                                 ------------------------------------------------    ----------------------------------------------
                                               Direct       Corporate                            Direct         Corporate
                                    Label     Marketing        and                     Label    Marketing          and
                                  Printing    Services    Eliminations     Total     Printing   Services      Eliminations    Total
                                  --------    --------    ------------     -----     --------   --------      ------------    -----
                                                                                (in millions)
Operating revenue............    $   56.5    $   38.3     $      (3.8)    $  91.0    $  55.7    $   35.9      $     (4.8)    $ 86.8
                                 ========    ========     ===========     =======    =======    ========      ==========     ======
Operating earnings...........    $    2.4    $   (0.1)    $       5.0     $   7.3    $  (0.6)   $   (1.2)     $     (1.7)    $ (3.5)
                                 ========    ========     ===========     =======    =======    ========      ==========     ======
EBITDA.......................    $    4.2    $    0.5     $       5.4     $  10.1    $   1.4    $    0.0      $     (1.3)    $  0.1
                                 ========    ========     ===========     =======    =======    ========      ==========     ======

The increase in other operating revenue was primarily attributed to an increase in the gravure label printing operation of new label products for our largest label printing customer, SAB/Miller Brewing Company, and in print and mail services and database marketing services in our direct marketing services business. Included in operating revenue from our direct marketing services is $21.6 million and $21.3 million of postage amounts billed to customers in 2002 and 2001, respectively. Other operating revenue in 2001 was adversely impacted by the September 11 terrorist attacks and the anthrax scare, which resulted in advertisers reducing the amount of direct mail.

The increase in other operating earnings was primarily attributed to the decrease in the litigation reserve by $4.1 million to reflect the settlement of the Newspaper Merger Class Action Suit (discussed in Note 8 in our Notes to Consolidated Financial Statements), the $3.2 million increase in operating revenue from our label printing and direct marketing services businesses, the decrease in operating costs and expenses resulting from our cost control initiatives and the discontinuation of $0.4 million of goodwill amortization expense partially offset by the $1.3 million loss on impairment of a customer list at our direct marketing services business.

SAB/Miller Brewing Company accounted for 50.7% and 47.4% of our label printing business' revenue in 2002 and 2001, respectively. In 2002, our label printing business was in the second year of a 5 year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

     Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in 2002 were $1.0 million, a decrease of $0.6 million, or 37.5%, compared to $1.6 million in 2001. The decrease was primarily attributed to the decrease in cash and cash equivalents offset by interest income received from refunds of state income taxes. Interest expense in 2002 was $0.6 million compared to $0.4 million in 2001. Gross interest expense from borrowings under our credit agreement in 2002 was $1.8 million compared to $0.5 million in 2001. Interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in 2002 was $1.2 million compared to $0.1 million in 2001.

The effective tax rate on continuing operations was 43.2% in 2002 compared to 42.0% in 2001. The difference between the statutory federal tax rate and the effective tax rate was primarily the result of the litigation that was settled during 2002.

     Discontinued Operations

In January 2002, we announced the closure of the Fox Cities Newspapers, located in Appleton, Wisconsin, which published 6 community newspapers. These community newspapers were part of the publishing reportable segment.

On April 29, 2002, the board of directors of our French printing services subsidiary, IPC Communication Services, S.A., a business in our printing services segment, approved a resolution to proceed to close IPC Communication Services, S.A. through a liquidation process. The remaining operations of IPC Communication Services, S.A., were turned over to a liquidator on December 31, 2002.

The operations of the Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in our consolidated financial statements and, accordingly, prior periods have been restated to reflect this treatment.

Net revenue from discontinued operations in 2002 was $3.3 million, a decrease of $11.9 million, or 78.3%, compared to $15.2 million in 2001. Net assets of discontinued operations at December 31, 2002 were zero and $3.3 million at December 31, 2001. Loss from discontinued operations in 2002 was $7.2 million compared to $2.2 million in 2001. Applicable income tax benefits were $6.6 million and $0.5 million in 2002 and 2001, respectively.

     Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to results of operations when their carrying amounts exceed their estimated fair values. We performed transitional impairment tests on our goodwill and indefinite-lived intangible assets. The resulting impairment charges of $7,670 ($6,509 after tax) were recorded during the first quarter ended March 24, 2002 and are reported as the cumulative effect of accounting change in our consolidated statements of earnings.

     2001 compared to 2000

     Consolidated

Our consolidated operating revenue in 2001 was $808.8 million, a decrease of $10.4 million, or 1.3%, compared to $819.2 million in 2000. Our consolidated operating costs and expenses in 2001 were $463.7 million, an increase of $16.4 million, or 3.7%, compared to $447.3 million in 2000. Our consolidated selling and administrative expenses in 2001 were $261.0 million, a decrease of $1.7 million, or 0.1%, compared to $262.7 million in 2000.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for 2001 and 2000:

                                                                            Percent of                      Percent of
                                                                              Total                           Total
                                                                            Operating                       Operating
                                                            2001             Revenue            2000         Revenue
                                                          ---------         ---------         --------       -------
                                                                                       (in millions)
Operating revenue:
Publishing.......................................         $  320.6           39.6%           $  345.3         42.1%
Broadcasting.....................................            134.8           16.7               149.9         18.3
Telecommunications...............................            152.0           18.8               126.6         15.5
Printing services................................            114.6           14.2               107.3         13.1
Other............................................             86.8           10.7                90.1         11.0
                                                          --------          ------           --------        ------
     Total operating revenue.....................            808.8          100.0               819.2        100.0

Total operating costs and expenses...............            463.7           57.3               447.3         54.6
Selling and administrative expenses..............            261.0           32.3               262.7         32.1
                                                          --------          ------           --------        ------
Total operating costs and expenses and selling
   and administrative expenses...................            724.7           89.6               710.0         86.7
                                                          --------          ------           --------        ------
Total operating earnings.........................         $   84.1           10.4%           $  109.2         13.3%
                                                          ========          ======           ========        ======

The decrease in operating revenue was primarily attributed to the decrease in advertising revenue in our publishing business and the decrease in television operating revenue due to the decline in political and issue advertising and the economic downturn offset by the increase in telecommunications operating revenue attributed to new sales opportunities and network expansion. In addition, operating revenue in 2001 was adversely impacted by $1.8 million from preempted advertising due to the uninterrupted television news coverage and certain advertising cancellations on television and radio stations following the September 11 terrorist attacks.

The increase in total operating costs and expenses and selling and administrative expenses was primarily due to the cost of workforce reduction and business transition charges, the increase in the cost of raw materials other than newsprint and the increase in the cost of payroll and benefits.

Our operating earnings in 2001 were $84.1 million, a decrease of $25.1 million, or 23.0%, compared to $109.2 million in 2000. The following table presents our operating earnings by segment for 2001 and 2000:

                                                                            Percent of                      Percent of
                                                                              Total                           Total
                                                                            Operating                       Operating
                                                            2001             Revenue            2000         Revenue
                                                          ---------         ---------         --------       -------
                                                                                       (in millions)
Publishing.......................................         $   24.9            29.6%           $  39.3          36.0%
Broadcasting.....................................             15.5            18.4               30.4          27.9
Telecommunications...............................             48.0            57.1               40.1          36.7
Printing services................................            ( 0.8)           (0.9)               3.3           3.0
Other............................................             (3.5)           (4.2)              (3.9)         (3.6)
                                                          --------           ------           -------         ------
Total operating earnings.........................         $   84.1           100.0%           $ 109.2         100.0%
                                                          ========           ======           =======         ======

The decrease in operating earnings was primarily due to the decrease in operating revenue, the cost of workforce reduction and business transition charges, the cost of accrued litigation and the adverse impact on third quarter 2001 earnings following the September 11 terrorist attacks.

Our consolidated EBITDA in 2001 was $135.8 million, a decrease of $23.5 million, or 14.8%, compared to $159.3 million in 2000. The following table presents a reconciliation of our operating earnings to EBITDA by segment for 2001 and 2000:

                                                     2001                                                 2000
                                 ----------------------------------------------    ------------------------------------------------

                                            Depreciation             Percent of                Depreciation              Percent of
                                 Operating       and                    Total      Operating        and                     Total
                                 Earnings   Amortization    EBITDA     EBITDA      Earnings    Amortization     EBITDA     EBITDA
                                 --------   ------------    ------     ------      --------    ------------     ------     ------
                                                                            (in millions)
Publishing.................      $   24.9   $     13.9     $   38.8     28.6%      $  39.3      $     14.2      $  53.5     33.6%
Broadcasting...............          15.5         13.3         28.8     21.2          30.4            13.6         44.0     27.6
Telecommunications.........          48.0         14.7         62.7     46.2          40.1            11.4         51.5     32.3
Printing services..........          (0.8)         6.2          5.4      4.0           3.3             6.7         10.0      6.3
Other......................          (3.5)         3.6          0.1       --          (3.9)            4.2          0.3      0.2
                                 --------   ----------     --------    ------      -------      ----------      -------    ------
Total......................      $   84.1   $     51.7     $  135.8    100.0%      $ 109.2      $     50.1      $ 159.3    100.0%
                                 ========   ==========     ========    ======      =======      ==========      =======    ======

The decrease in total EBITDA was primarily due to decreases in operating earnings in our publishing, broadcasting, printing services and other reportable segments partially offset by an increase in our telecommunications segment.

     Publishing

Operating revenue from publishing in 2001 was $320.6 million, a decrease of $24.7 million, or 7.2%, compared to $345.3 million in 2000. Operating earnings from publishing were $24.9 million, a decrease of $14.4 million, or 36.6%, compared to $39.3 million in 2000. EBITDA from publishing in 2001 was $38.8 million, a decrease of $14.7 million, or 27.5%, compared to $53.5 million in 2000 (see table above for a reconciliation of publishing operating earnings to publishing EBITDA).

The following table presents our publishing operating revenue, operating earnings and EBITDA by daily newspaper and community newspapers and shoppers for 2001 and 2000:

                                                            2001                                            2000
                                        -----------------------------------------        -------------------------------------------
                                                      Community                                           Community
                                          Daily       Newspapers                           Daily         Newspapers
                                        Newspaper     & Shoppers          Total          Newspaper       & Shoppers        Total
                                        ---------     ----------          -----          ---------       ----------        -----
                                                                               (in millions)
Operating revenue..............         $   218.8     $   101.8          $ 320.6         $   237.0       $    108.3       $ 345.3
                                        =========     =========          =======         =========       ==========       =======
Operating earnings.............         $    23.3     $     1.6          $  24.9         $    38.4       $      0.9       $  39.3
                                        =========     =========          =======         =========       ==========       =======
EBITDA.........................         $    31.7     $     7.1          $  38.8         $    46.5       $      7.0       $  53.5
                                        =========     =========          =======         =========       ==========       =======


The following table presents our publishing operating revenue by category for 2001 and 2000:

                                                            2001                                            2000
                                        -----------------------------------------        -------------------------------------------
                                                      Community                                           Community
                                          Daily       Newspapers                           Daily         Newspapers
                                        Newspaper     & Shoppers          Total          Newspaper       & Shoppers        Total
                                        ---------     ----------          -----          ---------       ----------        -----
                                                                               (in millions)
Advertising revenue:
     Retail....................         $    74.6     $    55.7          $ 130.3         $    74.2       $     56.8       $ 131.0
     Classified................              67.9          10.9             78.8              85.4             12.1          97.5
     General...................               9.7            --              9.7              10.9               --          10.9
     Other.....................              14.1           1.4             15.5              13.3              1.4          14.7
                                        ---------     ---------          -------         ---------       ----------       -------
     Total advertising revenue.             166.3          68.0            234.3             183.8             70.3         254.1
Circulation revenue............              48.1           3.3             51.4              48.3              3.5          51.8
Other revenue..................               4.4          30.5             34.9               4.9             34.5          39.4
                                        ---------     ---------          -------         ---------       ----------       -------
Total operating revenue........         $   218.8     $   101.8          $ 320.6         $   237.0       $    108.3       $ 345.3
                                        =========     =========          =======         =========       ==========       =======

Advertising revenue in 2001 accounted for 73.1% of total publishing revenue compared to 73.6% in 2000. Retail advertising revenue in 2001 was $130.3 million, a decrease of $0.7 million, or 0.5%, compared to $131.0 million in 2000. The decrease is comprised of a $1.1 million decrease in community newspapers retail advertising and a $0.4 million decrease in daily newspaper retail ROP advertisements offset by a $0.8 million increase in daily newspaper retail preprints. We believe certain major national retail advertisers have changed their marketing strategies and have shifted toward retail preprints. Additionally, in 2001, many advertisers reduced or eliminated their newspaper advertisements following the September 11 terrorist attacks.

Classified advertising revenue in 2001 was $78.8 million, a decrease of $18.7 million, or 19.2%, compared to $97.5 million in 2000. At the daily newspaper, the decrease in employment advertising of $19.4 million was partially offset by increases in real estate advertising, automotive advertising and general advertising. The decrease in employment advertising, which accounted for almost 47.7% of total classified advertising in 2001, represented a 37.5% decrease from 2000. We believe the decrease in employment advertising resulted primarily from continuing economic weakness.

General advertising revenue in 2001 was $9.7 million, a decrease of $1.2 million, or 11.0%, compared to $10.9 million in 2000. The decrease was primarily attributable to a decrease in general ROP and preprint advertising mainly from our airline customers.

The following table presents the advertising linage of our daily newspaper by category for 2001 and 2000:

                                                            2001                    2000                 Change
                                                        -----------             -----------           -----------
                                                                (inches in thousands)
Advertising linage (in inches):
     Retail..........................................       812.0                   811.5                - 0.1%
     Classified......................................       970.6                 1,164.3               - 16.6%
     General.........................................        51.1                    63.6               - 19.7%
                                                        -----------             -----------
Total advertising linage (in inches).................     1,833.7                 2,039.4               - 10.0%
                                                        ===========             ===========
Preprint pieces (in millions)........................       719.5                   665.7                + 8.1%
                                                        ===========             ===========

Total advertising linage in 2001 decreased 10.0% compared to 2000. The decrease was largely due to a 16.6% decrease in classified advertising, an 0.1% decrease in retail advertising and a 19.7% decrease in general advertising. Retail advertising linage decreased primarily as a result of the shift in major retail advertising to more preprint advertising. Preprint advertising pieces rose 8.1% in 2001 primarily due to an increase in preprint advertising from major national retail customers.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for 2001 and 2000:

                                                            2001                    2000                 Change
                                                        -----------             -----------           -----------
Full pages of advertising:
     Community newspapers............................       94,898                 111,440              - 14.8%
     Shoppers........................................      113,846                 134,057              - 15.1%
                                                        -----------             -----------
Total full pages of advertising......................      208,744                 245,497              - 15.0%
                                                        ===========             ===========

Revenue per page.....................................    $  288.61               $  258.94              + 11.5%
                                                        ===========             ===========

Total pages of full page advertising in 2001 decreased 15.0% compared to 2000. The decrease was largely due to a 15.1% decrease in advertising in the shoppers and a 14.8% decrease in advertising in the community newspapers. Revenue per page increased 11.5% due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, event marketing, legal notices and Internet products in 2001 was $15.5 million, an increase of $0.8 million, or 5.4%, compared to $14.7 million in 2000. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in 2001 accounted for 16.0% of total publishing revenue compared to 15.0% in 2000. Circulation revenue in 2001 was $51.4 million, a decrease of $0.4 million, or 0.8%, compared to $51.8 million in 2000. The decrease was mainly attributed to a 7.4% decrease in average net paid circulation for Journal Sentinel's weekday edition, a 1.6% decrease in average net paid circulation for Journal Sentinel's Sunday edition and a 4.7% decrease in paid circulation for our community newspapers.

Other revenue, which consists primarily of revenue from commercial printing at the print plants for our community newspapers and shoppers, in 2001 accounted for 10.9% of total publishing revenue compared to 11.4% in 2000. Other revenue in 2001 was $34.9 million, a decrease of $4.5 million, or 11.4%, compared to $39.4 million in 2000. The decrease was primarily attributed to reduced press runs and page counts from existing commercial printing customers.

Publishing operating earnings in 2001 were $24.9 million, a decrease of $14.3 million, or 36.5%, compared to $39.2 million in 2000. Contributing to the decrease was a $24.7 million decrease in the total publishing operating revenue and $3.3 million in workforce reductions partially offset by a decrease of $3.4 million in the cost of newsprint and ink and a $8.4 million decrease in direct wages and selling and administrative expenses, which resulted primarily from workforce reductions at the daily newspaper.

     Broadcasting

Operating revenue from broadcasting in 2001 was $134.8 million, a decrease of $15.1 million, or 10.1%, compared to $149.9 million in 2000. Operating earnings in 2001 were $15.5 million, a decrease of $14.9 million, or 49.0%, compared to $30.4 million in 2000. EBITDA in 2001 was $28.7 million, a decrease of $15.3 million, or 34.8%, compared to $44.0 million in 2000 (see page 35 for a reconciliation of broadcasting operating earnings to broadcasting EBITDA).

The following table presents our broadcasting operating revenue, operating earnings and EBITDA by radio stations and television stations for 2001 and 2000:

                                                            2001                                            2000
                                        -----------------------------------------        ------------------------------------------
                                        Radio            Television       Total          Radio            Television         Total
                                        -----            ----------       -----          -----            ----------         -----
                                                                                (in millions)
Operating revenue..............         $  73.9          $   60.9       $   134.8        $  73.5           $   76.4         $  149.9
                                        =======          ========       =========        =======           ========         ========
Operating earnings.............         $   5.9          $    9.6       $    15.5        $   5.0           $   25.4         $   30.4
                                        =======          ========       =========        =======           ========         ========
EBITDA.........................         $  14.8          $   13.9       $    28.7        $  14.4           $   29.6         $   44.0
                                        =======          ========       =========        =======           ========         ========

Operating revenue from our radio stations in 2001 was $73.9 million, an increase of $0.4 million, or 0.5%, compared to $73.5 million in 2000. The increase was primarily attributed to a $0.7 million increase in local advertising revenue and a $0.6 million increase in network and other revenue offset by a $0.6 million decrease in political and issue advertising revenue and a $0.4 million decrease in national advertising revenue. These changes in advertising revenue from the radio stations in 2001 reflect the $0.5 million adverse impact from cancellations and the loss of advertising spots following the September 11 terrorist attacks.

Operating earnings from our radio stations in 2001 were $5.9 million, an increase of $0.9 million, or 18.0%, compared to $5.0 million in 2000. The increase was primarily attributed to the $0.4 million increase in revenue and the $1.0 million decrease in payroll costs and other selling expenses.

Operating revenue from our television stations in 2001 was $60.9 million, a decrease of $15.5 million, or 20.3%, compared to $76.4 million in 2000. The decrease was primarily attributed to a $9.1 million decrease in Olympic, political and issue advertising revenue, a $3.6 million decrease in local advertising revenue and a $2.5 million decrease from national advertising revenue across all markets. Of these decreases in advertising revenue from the television stations in 2001, $1.3 million was due to the uninterrupted news coverage and certain advertising cancellations following the September 11 terrorist attacks.

Operating earnings from our television stations in 2001 were $9.6 million, a decrease of $15.8 million, or 62.2%, compared to $25.4 million in 2000. The decrease was primarily attributed to the $15.5 million decrease in revenue.

     Telecommunications

Operating revenue from telecommunications in 2001 was $152.0 million, an increase of $25.4 million, or 20.1%, compared to $126.6 million in 2000. Operating earnings from telecommunications in 2001 were $48.0 million, an increase of $7.9 million, or 19.7%, compared to $40.1 million in 2000. EBITDA from telecommunications in 2001 was $62.7 million, an increase of $11.2 million, or 21.7%, compared to $51.5 million in 2000 (see page 35 for a reconciliation of telecommunications operating earnings to telecommunications EBITDA).

Operating revenue from wholesale services in 2001 was $102.6 million, an increase of $18.4 million, or 21.9%, compared to $84.2 million in 2000. The increase was primarily attributed to strong demand for our services and the network expansion into Michigan and Indiana. Monthly recurring revenue from wholesale services at the end of 2001 was $8.1 million compared to $7.8 million at the beginning of 2001 and $5.5 million at the beginning of 2000. During 2001, new customers and new circuit connections of $2.9 million in monthly recurring revenue were partially offset by service disconnections, price reductions and lost customers.

Operating revenue from commercial services in 2001 was $49.4 million, an increase of $7.0 million, or 16.5%, compared to $42.4 million in 2000. The increase was primarily attributed to an increase in data services. Monthly recurring revenue from commercial data services at the end of 2001 was $3.0 million compared to $2.8 million at the beginning of 2001 and $2.4 million at the beginning of 2000. During 2001, new customers and new circuit connections of $0.8 million in monthly recurring revenue were partially offset by service disconnections, price reductions and lost customers.

The increase in operating earnings from telecommunications was primarily attributed to the $25.4 million increase in revenue offset by a decrease in profit margins due to price reductions. We expect continued price reductions and service disconnections will cause a downward trend in earnings in 2002.

WorldCom and Global Crossing together accounted for 22.5% and 23.7% of our telecommunications operating revenue in 2001 and 2000, respectively. The loss of the ongoing business from either of these 2 customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided.

     Printing Services

Operating revenue from printing services in 2001 was $114.6 million, an increase of $7.3 million, or 6.8%, compared to $107.3 million in 2000. The operating loss from printing services in 2001 was $0.8 million, a decrease of $4.1 million, compared to earnings of $3.3 million in 2000. EBITDA from printing services was $5.4 million in 2001, a decrease of $4.6 million, or 46.0%, compared to $10.0 million in 2000 (see page 35 for a reconciliation of printing services operating earnings to printing services EBITDA).

The increase in printing services operating revenue was primarily attributed to an increase in assembly services. The decrease in operating earnings was primarily attributed to $2.3 million in expense related to the transition of the Eastern and Western Regions into one operational unit called IPC U.S. Operations and $0.7 million in costs related to the shutdown of operations in Ireland.

A large computer hardware OEM (original equipment manufacturer) accounted for 29.8% and 24.4% of our printing services revenue in 2001 and 2000, respectively. The loss of this customer could have a material adverse effect on our results of operations.

     Other

Other operating revenue in 2001 was $86.8 million, a decrease of $3.3 million, or 3.7%, compared to $90.1 million in 2000. Other operating losses in 2001 were $3.5 million, a decrease of $0.5 million, or 11.6%, compared to losses of $4.0 million in 2000. Other EBITDA in 2001 was $0.1 million, a decrease of $0.2 million, compared to $0.3 million in 2000 (see page 35 for a reconciliation of other operating earnings to other EBITDA).

The following table presents our other operating revenue, operating earnings and EBITDA by business for 2001 and 2000:

                                                       2001                                                2000
                                  -----------------------------------------------  -----------------------------------------------
                                               Direct       Corporate                           Direct        Corporate
                                    Label     Marketing        and                   Label     Marketing         and
                                  Printing    Services    Eliminations    Total    Printing    Services      Eliminations    Total
                                  --------    --------    ------------    -----    --------    --------      ------------    -----
                                                                              (in millions)
Operating revenue............     $   55.7    $   35.9    $      (4.8)    $ 86.8    $  59.6    $   34.3      $     (3.8)    $ 90.1
                                  ========    ========    ===========     ======    =======    ========      ==========     ======
Operating earnings...........     $   (0.6)   $   (1.2)   $      (1.7)    $ (3.5)   $  (0.9)   $    0.1      $     (3.2)    $ (4.0)
                                  ========    ========    ===========     ======    =======    ========      ==========     ======
EBITDA.......................     $    1.4    $    0.0    $      (1.3)    $  0.1    $   1.6    $    1.3      $     (2.6)    $  0.3
                                  ========    ========    ===========     ======    =======    ========      ==========     ======

The decrease in operating revenue was primarily attributed to the March 2001 sale of the Milwaukee label printing business offset by the increase in print and mail services in our direct marketing services business. Operating revenue in 2001 was adversely impacted by the terrorist attacks and the anthrax scare, which resulted in advertisers reducing their use of direct mail. Included in operating revenue from our direct marketing services was $21.3 million and $19.7 million of postage amounts billed to customers in 2001 and 2000, respectively.

In 2001 and 2000, the operating losses were primarily attributed to an increase in the litigation reserve.

SAB/Miller Brewing Company accounted for approximately 47.4% and 27.5% of our label printing operating revenue in 2001 and 2000, respectively. In 2001, our label printing business was in the first year of a 5 year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

     Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in 2001 were $1.6 million, an increase of $0.3 million, or 23.1%, compared to $1.3 million in 2000. The increase was primarily attributed to the increase in cash available for commercial paper and money market investments throughout 2001. Interest expense was $0.4 million in 2001 and 2000. Gross interest expense from borrowings under our credit agreement in 2001 was $0.5 million compared to $1.3 million in 2000. Interest expense capitalized as part of our construction of the Journal Sentinel production facility in 2001 was $0.1 million compared to $0.9 million in 2000.

The effective tax rate on continuing operations was 42.0% in 2001 compared to 40.1% in 2000. The difference between the statutory federal tax rate and the effective tax rate was primarily due to the reduction of deferred tax assets for state net operating losses.

     Discontinued Operations

Net revenue from discontinued operations in 2001 was $15.2 million, a decrease of $4.1 million, or 21.2%, compared to $19.3 million in 2000. Net assets of discontinued operations at December 31, 2001 were $3.3 million. The loss from discontinued operations in 2001 was $2.2 million compared to $0.1 million in 2000. Applicable income tax benefits in 2001 was $0.5 million and $0.6 million in 2000.

Liquidity and Capital Resources

Our principal liquidity and capital requirements have been to pay dividends that have supported employee ownership and to meet our working capital and capital expenditure needs. Since 2000, we have also required liquidity to purchase units in JESTA from employees and former employees. Historically, we have relied on cash flow from operations and, in 2002, supplemented these cash flows with borrowings under our credit facility, to satisfy our liquidity and capital requirements. We believe that current cash balances, which were $8.5 million at December 31, 2002, expected cash flows from operations and borrowings under our credit facility will be adequate for the foreseeable future to provide our working capital, debt service, capital expenditures and cash dividends.

     Cash Flow

Cash provided by operating activities was $86.1 million in 2002 compared to $118.4 million in 2001 and $133.1 million in 2000. The decrease was mainly due to funding of the pension plan obligations of $44.5 million in 2002.

Cash used for investing activities was $51.4 million in 2002 compared to $108.1 million in 2001 and $94.0 million in 2000. Capital expenditures for property and equipment were $53.2 million in 2002, $90.2 million in 2001 and $96.8 million in 2000. We continued to invest in the building of our daily newspaper production facility, digital television equipment and upgrades to the telecommunications fiber optic network. Cash used for acquisitions was zero in 2002, $22.1 million in 2001 and $8.0 million in 2000. Cash received from sales of assets was $1.5 million in 2002, $5.2 million in 2001, including $4.4 million from the sale of certain of the assets of the Milwaukee label printing operation, and $3.2 million in 2000. In 2000, we received $7.1 million from the redemption of the preferred stock received from the 1995 sale of Perry Printing, a former subsidiary.

Cash used for financing activities was $31.7 million in 2002 compared to $11.9 million in 2001 and $33.0 million in 2000. We increased our borrowing under our credit agreement by $86.4 million in 2002. The increased borrowing was primarily used to purchase units of beneficial interest from employees and former employees and for funding of pension plan obligations. In 2002, purchases of units were $125.3 million compared with $84.4 million in 2001 and $77.1 million in 2000. Sales of units were $38.9 million, $101.8 million and $90.6 million in 2002, 2001 and 2000, respectively. We paid cash dividends of $31.6 million, $37.9 million and $36.8 million in 2002, 2001 and 2000 respectively.

Cash used for discontinued operations was $3.4 million in 2002 and $3.7 million in 2000. Cash provided by discontinued operations was $0.5 million in 2001.

We have a $120.0 million bank revolving credit agreement, expiring May 30, 2003, to support our cash requirements. As of December 31, 2002, we had borrowings of $90.8 million under this credit agreement, including $2.8 million bearing interest at the base rate of 4.25% and $88.0 million bearing interest at the LIBOR based rate of 2.40%, and immediately available credit of $29.2 million. We presently expect to extend this credit agreement for approximately 1 year.

     Stock Trust

As of December 31, 2002, our treasury, our employees, and former employees owned units representing beneficial ownership of 90% of our stock. As of the end of 2002, we believe that employees and former employees had outstanding balances under demand notes secured by pledges of units from various financial institutions totaling approximately $433.1 million.

Eligible optionees under the stock trust, including certain categories of designated employees, the Grant family shareholders and us, have the right to purchase units offered for sale. We are not obligated to purchase units, though in recent years prior to the suspension of trading on October 25, 2002, we have elected to do so for the convenience of stock trust unitholders. On October 25, 2002, our board of directors determined to indefinitely suspend our purchase and sale of units and also directed us to explore potential sources for additional permanent capital. We cannot assure you that we will be able to obtain additional permanent capital, or if we do, what the terms or structure will be or the extent to which new capital will be used to purchase units offered for sale.

     Contractual Obligations and Commitments

Our contractual obligations are summarized below.

                                                                             Payments Due by Period
Contractual Obligations                               Total         Less than 1 year           1 - 4 years      After 4 years
-----------------------                              -------        ----------------           -----------      -------------
                                                                                   (in millions)
Other long-term liabilities.................         $   3.7           $     1.6                $    1.1           $   1.0
Operating leases............................            69.1                15.7                    33.3              20.1
                                                     -------           ---------                --------           -------
Total contractual obligations...............         $  72.8           $    17.3                $   34.4           $  21.1
                                                     =======           =========                ========           =======

Other long-term liabilities consist primarily of obligations for non-compete agreements resulting from acquisitions and deposits received from subleases of building operating leases. We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes by us.


                                                            Amount of Commitment Expiration per Period
Other Commitments                               Total         Less than 1 year           1 - 4 years      After 4 years
-----------------                              -------        ----------------           -----------      -------------
                                                                               (in millions)
Other contractual commitments...............   $  122.4          $    39.4                $    82.9         $      0.1
Standby letters of credit...................        1.2                1.2                       --                 --
                                               --------          ---------                ---------         ----------
Total other commitments.....................   $  123.6          $    40.6                $    82.9         $      0.1
                                               ========          =========                =========         ==========

A purchase commitment for newsprint for our publishing businesses, which runs through 2006, from a newsprint supplier as of December 31, 2002, was $104.7 million. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to capital expenditures for our daily newspaper's new production facility were approximately $9.4 million as of December 31, 2002. We expect to spend up to $112.4 million on this project scheduled to be completed in early 2003. As of December 31, 2002, we have spent $102.7 million on this project. In addition, we have the right to broadcast certain television programs during the years 2003-2008 under contracts aggregating $8.3 million. We have $1.2 million of standby letters of credit for business insurance purposes.

Critical Accounting Policies

Our management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related footnote disclosures. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, property and equipment, intangible assets, income taxes, litigation, pension and other postretirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Allowance for doubtful accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We specifically review historical write-off activity by market, large customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (such as bankruptcy filings, credit history, etc.), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past loss history, the length of time the receivables are past due and the current business environment. If our evaluations of the collectibility of our accounts receivable differ from actual results, increases or decreases in bad debt expense and allowances may be required.

     Property and equipment

We assign useful lives for our property and equipment based on our estimate of the amount of time that we will use those assets and we have selected the straight-line method to depreciate the majority of the property and equipment. A change in the estimated useful lives or the depreciation method used could have a material impact upon our results of operations.

We evaluate our property and equipment for impairment whenever indicators of impairment exist. Accounting standards require that if the sum of the future cash flows expected to result from a company's assets, undiscounted and without interest charges, is less than the carrying amount of the asset, an asset impairment must be recognized in the financial statements. The estimated future cash flows related to an asset or group of assets is highly susceptible to change because we must make assumptions about future revenue and the related cost of sales. Changes in our assumptions could require us to recognize a loss for asset impairment.

     Impairment of goodwill and indefinite-lived intangibles

Goodwill, broadcast licenses and other indefinite-lived intangible assets account for 32.9% and 34.6% of total assets in 2002 and 2001, respectively. The annual impairment tests for goodwill and indefinite-lived intangibles under Statement No. 142 require us to make certain assumptions in determining fair value, including assumptions about cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by factors including competitive industry valuations and long-term interest rates that exist at the time the annual impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under Statement No. 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values and long-term interest rates in general decrease and increase, respectively.

     Accrued Income Taxes

The Internal Revenue Service and various state Departments of Revenue routinely examine our federal and state tax returns. From time to time, the IRS and the state Departments of Revenue may challenge certain of our tax positions. We believe our tax positions comply with applicable tax law and we would vigorously defend these positions if challenged. The final disposition of any positions challenged by the IRS or state Departments of Revenue could require us to make additional tax payments. Nonetheless, we believe that we have adequately reserved for any foreseeable payments related to such matters and consequently do not anticipate any material earnings impact from the ultimate resolution of such matters.

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

     Employee Benefits

We are self-insured for a majority of our employee related health and disability benefits and workers compensation claims. A third party administrator is used to process all claims. Liabilities for unpaid claims are based on our historical claims experience. Liabilities for workers compensation claims are developed from actuarial valuations. Actual amounts could vary significantly from such estimates which would require us to record additional expense in the future.

We rely upon actuarial valuations to determine pension costs and funding. We provide the actuarial firms with certain assumptions that have a significant effect on our obligations such as:

o the discount rate - used to arrive at the net present value of the obligations;
o the return on assets - used to estimate the growth in invested asset value available to satisfy certain obligations;
o the salary increases - used to calculate the impact future pay increases will have on postretirement obligations; and
o the employee turnover statistics - used to estimate the number of employees to be paid postretirement benefits.

Moody's Aa Corporate bonds, as of the measurement date, is the benchmark we use to determine the assumed discount rate, which was reduced from 7.25% in 2001 to 6.75% for 2002. We make other assumptions that affect the accounting for pension benefits, such as the expected rate of return on plan assets (decreased from 9.5% in 2001 to 8.5% in 2002) and the rate of compensation increase (4.5% in 2002 and 2001). Changes in these assumptions affect the benefit obligations and the service and interest cost components of the pension plan and the other postretirement plan and the required funding of the pension plan. We review these assumptions on an annual basis.

We also rely upon actuarial valuations to determine post retirement benefit costs other than pension. We provide the actuarial firms with the assumption of the discount rate and medical cost inflation. These assumptions could have a significant effect on our obligation. The discount rate is used to arrive at the net present value of the obligation. The medical cost of inflation is used to calculate the impact future medical costs would have on postretirement obligations.

New Accounting Standards

Effective January 1, 2002, we adopted Statement No. 141, "Business Combinations," and Statement No. 142. Statement No. 141 addresses financial accounting and reporting for business combinations completed after June 30, 2001. As required by Statement No. 142, we performed transitional impairment tests on our goodwill and indefinite-lived intangible assets. The resulting impairment charges of $7.7 million ($6.5 million after tax) were recorded during the first quarter ended March 24, 2002 and are reported as the cumulative effect of accounting change in the consolidated statements of earnings.

Effective January 1, 2002, we adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as broadening the accounting and reporting of discontinued operations. Accordingly, the closures of Fox Cities Newspapers and IPC Communication Services, S.A., as discussed in Note 10 to our Consolidated Financial Statements, have been treated as discontinued operations.

In June 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect when future costs associated with exit or disposal activities are recognized.

Effect of Inflation

Our results of operations and financial condition have not been significantly affected by general inflation. We have reduced the effects of rising costs through improvements in productivity, cost containment programs and, where the competitive environment exists, increased selling prices. However, changes in newsprint prices could have an impact on costs, which we may not be able to offset fully in our pricing or cost containment programs.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk on our short-term notes payable to banks and foreign currency exchange rates in the normal course of business. However, a 10% change in the interest rate is not expected to have a material impact on our earnings before income taxes. In addition, we have shut down our operations outside the United States and have not entered into any foreign currency derivative instruments.

Many of our unitholders have borrowed funds to pay for their purchase of units. Dividends on our common stock passed through to our unitholders have in the past helped our unitholders make required periodic interest payments on those loans. Increases in the interest rates on unitholder loans could result in our unitholders seeking increased dividends from us. Dividends are established by our board of directors in their sole discretion, and we are under no obligation to pay dividends on our common stock. A 10% increase in the interest rate on unitholder loans is not expected to have a material impact on dividends declared by our board of directors.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           CONSOLIDATED BALANCE SHEETS
              December 31 (in thousands, except per share amounts)

                                                                                    2002                             2001
                                                                              -----------------                -----------------
ASSETS
------
Current assets:
     Cash and cash equivalents.........................................       $           8,455                $           8,911
     Receivables, net..................................................                  89,920                           92,167
     Inventories, net..................................................                  16,200                           19,696
     Prepaid expenses..................................................                  11,786                            9,455
     Deferred income taxes.............................................                   8,164                            5,696
     Current assets of discontinued operations.........................                      --                            4,727
                                                                              -----------------                -----------------
     TOTAL CURRENT ASSETS..............................................                 134,525                          140,652


Property and equipment:
     Land and land improvements........................................                  26,542                           23,604
     Buildings.........................................................                 124,808                           79,357
     Equipment.........................................................                 488,331                          451,003
     Construction in progress..........................................                  30,057                           85,494
                                                                              -----------------                -----------------
                                                                                        669,738                          639,458
     Less accumulated depreciation.....................................                 345,333                          319,022
                                                                              -----------------                -----------------
     Net property and equipment........................................                 324,405                          320,436

Goodwill, net..........................................................                 111,998                          112,289
Broadcast licenses, net................................................                 125,492                          128,842
Other intangible assets, net...........................................                  12,115                           20,215
Prepaid pension costs..................................................                  30,337                               --
Other assets...........................................................                   5,880                            6,311
Non-current assets of discontinued operations..........................                      --                            2,033
                                                                              -----------------                -----------------
     TOTAL ASSETS......................................................       $         744,752                $         730,778
                                                                              =================                =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Notes payable to banks............................................       $          90,775                $           4,420
     Accounts payable..................................................                  37,757                           43,148
     Accrued compensation..............................................                  29,712                           23,794
     Deferred revenue..................................................                  20,741                           19,609
     Accrued employee benefits.........................................                   9,576                           23,882
     Other current liabilities.........................................                   9,525                           21,952
     Current liabilities of discontinued operations....................                      --                            3,502
     Current portion of long-term liabilities..........................                   1,645                            1,909
                                                                              -----------------                -----------------
     TOTAL CURRENT LIABILITIES.........................................                 199,731                          142,216

Accrued employee benefits..............................................                  16,945                           19,508
Other long-term liabilities............................................                   9,238                           10,666
Deferred income taxes..................................................                  42,294                           25,508

Shareholders' equity:
     Common stock, authorized and issued 28,800 shares
       ($0.125 par value)..............................................                   3,600                            3,600
     Retained earnings.................................................                 581,361                          556,139
     Units of beneficial interest in treasury, at cost.................                (108,417)                         (23,046)
     Accumulated other comprehensive income (loss).....................                      --                           (3,813)
                                                                              -----------------                -----------------
     TOTAL SHAREHOLDER'S EQUITY........................................                 476,544                          532,880
                                                                              -----------------                -----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................       $         744,752                $         730,778
                                                                              =================                =================

See accompanying notes.


                                           CONSOLIDATED STATEMENTS OF EARNINGS
                             Years ended December 31 (in thousands, except per share amounts)
                                                                                      2002               2001              2000
                                                                                  ------------       ------------      -----------
Continuing operations:
Operating revenue:
     Publishing........................................................           $    311,138       $    320,615      $   345,321
     Broadcasting......................................................                152,749            134,801          149,886
     Telecommunications................................................                148,674            151,992          126,586
     Printing services.................................................                 97,841            114,612          107,334
     Other.............................................................                 90,974             86,767           90,105
                                                                                  ------------       ------------      -----------
Total operating revenue................................................                801,376            808,787          819,232

Operating costs and expenses:
     Publishing........................................................                148,204            155,173          164,128
     Broadcasting......................................................                 59,674             54,804           54,672
     Telecommunications................................................                 81,658             78,554           63,505
     Printing services.................................................                 82,597            101,884           90,096
     Other.............................................................                 75,420             73,266           74,899
                                                                                  ------------       ------------      -----------
     Total operating costs and expenses................................                447,553            463,681          447,300

     Selling and administrative expenses...............................                239,750            261,002          262,741
                                                                                  ------------       ------------      -----------
Total operating costs and expenses and selling and
     administrative expenses...........................................                687,303            724,683          710,041
                                                                                  ------------       ------------      -----------

Operating earnings.....................................................                114,073             84,104          109,191

Other income and expense:
     Interest income and dividends.....................................                    984              1,618            1,314
     Interest expense, net.............................................                   (645)              (383)            (430)
                                                                                  ------------       ------------      -----------
Total other income and expense.........................................                    339              1,235              884
                                                                                  ------------       ------------      -----------

Earnings from continuing operations before
     income taxes and accounting change................................                114,412             85,339          110,075

Provision for income taxes.............................................                 49,418             35,860           44,162
                                                                                  ------------       ------------      -----------

Earnings from continuing operations
     before accounting change..........................................                 64,994             49,479           65,913

Gain (loss) from discontinued operations, net of
     applicable income tax benefit
       of $6,624, $477 and $611, respectively..........................                  (565)            (1,722)              471

Cumulative effect of accounting change, net of
     applicable income taxes of $1,161.................................                (6,509)                 --               --
                                                                                  ------------       ------------      -----------

Net earnings...........................................................           $     57,920       $     47,757      $    66,384
                                                                                  ============       ============      ===========
Weighted average number of
     shares outstanding................................................                 26,430             28,084           27,101

Basic and diluted earnings per share:
     Continuing operations before accounting change....................           $       2.46       $       1.76      $      2.43
     Discontinued operations...........................................                 (0.02)             (0.06)             0.02
     Cumulative effect of accounting change............................                 (0.25)                 --               --
                                                                                  ------------       ------------      -----------
Net earnings per share.................................................           $       2.19       $       1.70      $      2.45
                                                                                  ============       ============      ===========

Cash dividends per share...............................................           $       1.20       $       1.35      $      1.35
                                                                                  ============       ============      ===========

See accompanying notes

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                Years ended December 31 (in thousands, except per share amounts)

                                                                     Units of          Accumulated
                                                                    Beneficial            Other
                                         Common       Retained       Interest         Comprehensive                  Comprehensive
                                          Stock       Earnings      in Treasury       Income (Loss)     Total        Income (Loss)
                                          -----       --------      -----------       -------------     -----        -------------
Balance at December 31, 1999            $   3,600   $  504,683     $  (42,018)       $      (568)    $  465,697

Net earnings                                            66,384                                           66,384     $       66,384
Other comprehensive loss:
    Foreign currency translation
      adjustments                                                                           (239)          (239)              (239)
                                                                                                                    --------------

Comprehensive income                                                                                                $       66,145
                                                                                                                    ==============

Cash dividends ($1.35 per share)                       (36,765)                                         (36,765)
Units of beneficial interest purchased                                 (77,145)                         (77,145)
Units of beneficial interest sold                        8,498          82,089                           90,587

                                        ------------------------------------------------------------------------
Balance at December 31, 2000                3,600      542,800        (37,074)              (807)       508,519

Net earnings                                            47,757                                           47,757     $       47,757
Other comprehensive loss:
    Minimum pension liability
      adjustment (net of tax
      of $1,906)                                                                          (2,856)        (2,856)            (2,856)
    Foreign currency translation
      adjustments                                                                           (150)          (150)              (150)
                                                                                                                    --------------
Other comprehensive loss                                                                                                    (3,006)
                                                                                                                    --------------

Comprehensive income                                                                                                $       44,751
                                                                                                                    ==============
Cash dividends ($1.35 per share)                       (37,866)                                         (37,866)
Units of beneficial interest purchased                                (84,351)                          (84,351)
Units of beneficial interest sold                        3,448          98,379                          101,827

                                        ------------------------------------------------------------------------

Balance at December 31, 2001                3,600      556,139        (23,046)            (3,813)       532,880

Net earnings                                            57,920                                           57,920     $       57,920
Other comprehensive income:
    Reversal of prior year minimum
      pension liability adjustment
      (net of tax of $1,906)                                                               2,856          2,856              2,856
    Realization of foreign currency
      translation adjustments                                                                957            957                957
                                                                                                                    --------------
Other comprehensive income                                                                                                   3,813
                                                                                                                    --------------

Comprehensive income                                                                                                $       61,733
                                                                                                                    ==============
Cash dividends ($1.20 per share)                       (31,597)                                        (31,597)
Units of beneficial interest purchased                               (125,347)                        (125,347)
Units of beneficial interest sold                       (1,101)         39,976                           38,875

                                        ------------------------------------------------------------------------
Balance at December 31, 2002            $   3,600   $  581,361     $ (108,417)       $         --    $  476,544
                                        ========================================================================

See accompanying notes.


                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years ended December 31 (in thousands)

                                                                                      2002               2001              2000
                                                                                  ------------       ------------      -----------
Cash flow from operating activities:
     Net earnings......................................................           $     57,920       $     47,757      $    66,384
     Less gain (loss) from discontinued operations.....................                   (565)            (1,722)             471
     Less cumulative effect of accounting change.......................                 (6,509)                --               --
                                                                                  ------------       ------------      -----------
     Earnings from continuing operations before accounting change......                 64,994             49,479           65,913
     Adjustments for non-cash items:
          Depreciation.................................................                 44,726             40,882           38,710
          Amortization.................................................                  1,909             10,814           11,408
          Provision for doubtful accounts..............................                  3,480              3,816            2,821
          Deferred income taxes........................................                 12,413              4,533            2,562
          Net loss from disposal of assets.............................                    404              1,486            1,516
          Impairment of long-lived assets..............................                  3,762              1,003               --
          Net changes in operating assets and liabilities, excluding effect of sales and acquisitions:
               Receivables.............................................                 (1,172)             3,233           (6,369)
               Inventories.............................................                  3,687             (1,107)            (916)
               Accounts payable........................................                 (4,013)           (10,470)           5,646
               Other assets and liabilities............................                (44,130)            14,742           11,832
                                                                                  ------------       ------------      -----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES...........                 86,060            118,411          133,123
                                                                                  ------------       ------------      -----------


Cash flow from investing activities:
     Capital expenditures for property and equipment...................                (53,169)           (90,172)         (96,758)
     Proceeds from sales of assets.....................................                  1,548              5,245            3,174
     Acquisition of businesses.........................................                    (49)           (22,148)          (8,018)
     Redemption of investment of preferred stock.......................                     --                 --            7,106
     Other, net........................................................                    261             (1,069)             466
                                                                                  ------------       ------------      -----------
                  NET CASH USED FOR INVESTING ACTIVITIES...............                (51,409)          (108,144)         (94,030)
                                                                                  ------------       ------------      -----------


Cash flow from financing activities:
     Net increase (decrease) in notes payable to bank..................                 86,355              4,420          (12,115)
     Purchases of units of beneficial interest.........................               (125,347)           (84,351)         (77,145)
     Sales of units of beneficial interest.............................                 38,875            101,827           90,587
     Cash dividends....................................................                (31,597)           (37,866)         (36,765)
     Deferred revenue..................................................                     --              4,052            2,403
                                                                                  ------------       ------------      -----------
                   NET CASH USED FOR FINANCING ACTIVITIES..............                (31,714)           (11,918)         (33,035)
                                                                                  ------------       ------------      -----------

NET CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS................                 (3,393)               513           (3,671)
                                                                                  ------------       ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................                   (456)            (1,138)           2,387

Cash and cash equivalents
     Beginning of year.................................................                  8,911             10,049            7,662
                                                                                  ------------       ------------      -----------

     End of year.......................................................           $      8,455       $      8,911      $    10,049
                                                                                  ============       ============      ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes.............................................           $     34,404       $     25,788      $    40,859
                                                                                  ============       ============      ===========

Cash paid for interest.................................................           $      2,036       $        554      $     1,261
                                                                                  ============       ============      ===========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 2002 (in thousands, except per share amounts)

1    SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation - The consolidated financial statements include the accounts of Journal Communications, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign currency translation - Our foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at year-end exchange rates while revenue and expense items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are reflected in accumulated other comprehensive income (loss). As of December 31, 2002, all foreign operations have been liquidated and all translation adjustments have been realized.

Revenue recognition - Publishing revenue is generated primarily from the sale of newspaper advertising space and newspaper subscriptions. Broadcasting revenue is generated primarily from the sale of television and radio advertising time. Advertising revenue is recognized in the publishing and broadcasting industries when the advertisement is published or aired. Circulation revenue is recognized ratably over the newspaper subscription period. Telecommunication revenue is generated from toll (voice), data transmission and satellite (video) services. Toll and video service revenue is recognized at the time the service is performed and data transmission revenue is recorded on a straight-line basis over the term of the contract. Printing services revenue is recorded at the time of shipment when title passes to the customer. Other revenue is generated primarily from label printing and direct marketing services. Revenue is recognized at the time of shipment when title passes to the customer and at the time the service is performed, respectively.

Amounts we receive from customers in advance of revenue recognition are deferred as liabilities. Deferred revenue to be earned more than 1 year from the balance sheet date is included in other long-term liabilities in the consolidated balance sheets.

Shipping and handling costs - Shipping and handling costs, including postage, billed to customers are included in operating revenue and the related costs are included in operating costs and expenses.

Advertising expense - We expense our advertising costs as incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was $9,292, $8,488 and $10,105, respectively.

Interest expense - Interest expense attributable to self-constructed assets has been capitalized as a component of the cost of the asset. The self-constructed assets include Journal Sentinel's production facility during 2002, 2001 and 2000 and Norlight's network expansion in 2001 and 2000. Capitalized interest is as follows:

                                                   2002              2001            2000
                                                 ----------       ----------      ---------
Total interest incurred.....................     $    1,805       $      481      $   1,321
Less amount capitalized.....................         (1,160)             (98)          (891)
                                                 ----------       ----------      ---------
Interest expense............................     $      645       $      383      $     430
                                                 ==========       ==========      =========

Earnings per share - Basic and diluted earnings per share are the same because there are no dilutive securities. The term "share" is representative of both shares and units of beneficial interest outstanding. The denominator for our earnings per share calculation equals shares outstanding less shares represented by units of beneficial interest in held in treasury.

Fair values - The carrying amount of cash and cash equivalents, receivables, accounts payable and long-term liabilities approximates fair value as of December 31, 2002 and 2001.

Cash equivalents - Cash equivalents are highly liquid investments with maturities of 3 months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

Receivables, net - We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations, we record a specific reserve to reduce the amounts recorded to what we believe will be collected. For all other customers, we recognize allowances for bad debts based on historical experience of bad debts as a percent of accounts receivable for each business unit. We write off uncollectible accounts against the allowance for doubtful accounts after collection efforts have been exhausted. The allowance for doubtful accounts at December 31, 2002 and 2001 was $6,453 and $5,477, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    SIGNIFICANT ACCOUNTING POLICIES continued

Inventories - Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at December 31 consisted of the following:

                                                    2002                2001
                                                -----------          ----------

Paper and supplies.........................     $     7,725          $    9,797
Work in process............................           3,456               2,416
Finished goods.............................           5,918               8,647
Less obsolescence reserve..................            (899)             (1,164)
                                                -----------          ----------
Inventories, net...........................     $    16,200          $   19,696
                                                ===========          ==========

Property and equipment - Property and equipment are recorded at cost. Depreciation of property and equipment is provided, principally using the straight-line method, over the estimated useful lives, which are as follows:

                                                                       Years
                                                                       -----

          Land improvements...............................           10 - 20
          Buildings.......................................                30
          Newspaper printing presses......................           20 - 25
          Broadcasting equipment..........................            5 - 20
          Telecommunications and network equipment........            5 - 25
          Other printing presses..........................            7 - 10
          Other...........................................            3 - 10

Intangible assets - Upon adoption of Statement No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but instead are reviewed at least annually for impairment. We continue to amortize definite-lived intangible assets on a straight-line basis for periods up to 40 years.

Impairment of long-lived assets - Property and equipment and other definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an asset is considered impaired, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In 2002, we recorded a $2,502 loss on impairment of certain equipment at our printing services segment and a $1,260 loss on impairment of a customer list at our direct marketing services business. Fair value was determined by independent professional appraisers. These losses are recorded as an operating expense in the accompanying consolidated statements of earnings.

Concentration of credit risk - Generally, credit is extended based upon an evaluation of the customer's financial position, and advance payment is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Recently adopted accounting standards - Effective January 1, 2002, we adopted Statement No. 141, "Business Combinations," and Statement No. 142. Statement No. 141 addresses financial accounting and reporting for business combinations completed after June 30, 2001. As required by Statement No. 142, we performed transitional impairment tests on our goodwill and indefinite-lived intangible assets. The resulting impairment charges of $7,670 ($6,509 after tax) were recorded during the first quarter ended March 24, 2002 and are reported as the cumulative effect of accounting change in the consolidated statements of earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    SIGNIFICANT ACCOUNTING POLICIES continued

Effective January 1, 2002, we adopted Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, as well as broadening the accounting and reporting of discontinued operations. Accordingly, the closures of Fox Cities Newspapers and IPC Communication Services, S.A., as discussed in Note 10, have been treated as discontinued operations.

New accounting standard - In June 2002, Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect when future costs associated with exit or disposal activities are recognized.

2    NOTES PAYABLE TO BANKS

On May 31, 2002, we entered into a $120,000 bank revolving credit agreement, expiring May 30, 2003, to support our cash requirements. Borrowings under this credit agreement are at the Base Rate (derived from prime or Federal Fund rates) or at the LIBOR based rate. As of December 31, 2002, we had borrowings of $90,775 under the credit agreement, including $2,775 bearing interest at the Base Rate of 4.25% and $88,000 bearing interest at the LIBOR based rate of 2.40%. We are required to pay a commitment fee of 0.20% of the credit agreement. Upon signing the credit agreement, we paid fees of $255, which we are amortizing over the life of the credit agreement.

3    EMPLOYEE BENEFIT PLANS

We have a defined benefit pension plan covering the majority of our employees. The benefits are based on years of service and the average compensation for the employee's last 5 years of employment. Plan assets consist primarily of listed stocks and government and other bonds. In addition, we provide health benefits to certain retirees and their eligible spouses. We have elected to amortize the related unfunded postretirement health care obligation of $25,324 at January 1, 1993, over a period of 20 years.

We also sponsor an unfunded non-qualified pension plan for employees whose benefits under the pension plan and the Investment Savings Plan may be restricted due to limitations imposed by the Internal Revenue Service. The disclosure for this plan for all years presented is combined with the pension plan. The accrued net benefit cost related to this plan was $4,701 and $4,403 at December 31, 2002 and 2001, respectively.

                                                                                                                 Other
                                                                 Pension Benefits                       Postretirement Benefits
                                                          -------------------------------           ------------------------------
Years ended December 31                                       2002               2001                  2002               2001
                                                          ------------       ------------           -----------        -----------
Change in benefit obligations
Benefit obligation at beginning of year..........         $    111,394       $    111,549           $    37,265        $    28,937
Service cost.....................................                3,675              3,361                   379                549
Plan amendments..................................                   --                 31                (6,082)                --
Interest cost....................................                7,808              7,552                 2,261              2,069
Actuarial (gain) loss............................                7,403             (4,039)                1,591              8,682
Special termination benefits.....................                   --                 --                    48                 --
Benefits paid....................................               (7,186)            (7,060)               (3,099)            (2,972)
                                                          ------------       ------------           -----------        -----------
Benefit obligation at end of year................         $    123,094       $    111,394           $    32,363        $    37,265
                                                          ============       ============           ===========        ===========
Change in plan assets
Fair value of plan assets at beginning of year...         $     72,756       $     79,861           $        --        $        --
Actual loss on plan assets.......................               (8,605)            (3,897)                   --                 --
Company contributions............................               44,494              3,852                 3,099              2,972
Benefits paid....................................               (7,186)            (7,060)               (3,099)            (2,972)
                                                          ------------       ------------           -----------        -----------
Fair value of plan assets at end of year.........         $    101,459       $     72,756           $        --        $        --
                                                          ============       ============           ===========        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    EMPLOYEE BENEFIT PLANS continued

                                                                                                                 Other
                                                                 Pension Benefits                       Postretirement Benefits
                                                          -------------------------------           ------------------------------
Years ended December 31                                       2002               2001                  2002               2001
                                                          ------------       ------------           -----------        -----------

Funded status of the plan
Underfunded status of the plan...................         $    (21,635)      $    (38,638)           $  (32,363)       $   (37,265)
Unrecognized net actuarial loss..................               46,016             21,740                11,018              9,856
Unrecognized prior service cost..................                1,046              1,303                    --                 --
Unrecognized transition obligation...............                  209                313                 5,487             12,211
                                                          ------------       ------------           -----------        -----------
Prepaid (accrued) net benefit cost...............         $     25,636       $    (15,282)           $  (15,858)       $   (15,198)
                                                          ============       ============           ===========        ===========

                                                                 Pension Benefits                       Postretirement Benefits
                                                          -------------------------------           ------------------------------
Years ended December 31                                       2002               2001                  2002               2001
                                                          ------------       ------------           -----------        -----------

Prepaid (accrued) net benefit cost
Prepaid benefit cost.............................         $     30,337       $         --           $        --        $        --
Accrued benefit cost.............................               (4,701)           (21,612)              (15,858)           (15,198)
Intangible asset.................................                   --              1,568                    --                 --
Deferred tax asset...............................                   --              1,906                    --                 --
Accumulated comprehensive loss...................                   --              2,856                    --                 --
                                                          ------------       ------------           -----------        -----------
Prepaid (accrued) net benefit cost...............         $     25,636       $    (15,282)           $  (15,858)       $   (15,198)
                                                          ============       ============           ===========        ===========

                                                                                                  Pension Benefits
                                                                                  ------------------------------------------------
Years ended December 31                                                               2002               2001              2000
                                                                                  ------------       ------------      -----------

Components of net periodic benefit cost
Service cost...........................................................           $      3,675       $      3,361      $     3,751
Interest cost..........................................................                  7,809              7,552            7,759
Expected return on plan assets.........................................                 (8,262)            (8,189)          (7,721)
Amortization of:
      Unrecognized prior service cost..................................                    257                254              254
      Unrecognized net transition obligation (asset)...................                     (7)               104             (127)
      Unrecognized net (gain) loss.....................................                    104                (30)              --
                                                                                  ------------       ------------      -----------
Net periodic benefit cost..............................................           $      3,576       $      3,052      $     3,916
                                                                                  ============       ============      ===========

                                                                                            Other Postretirement Benefits
                                                                                  ------------------------------------------------
Years ended December 31                                                               2002               2001              2000
                                                                                  ------------       ------------      -----------

Components of net periodic benefit cost
Service cost...........................................................           $        379       $        549      $       523
Interest cost..........................................................                  2,261              2,069            1,822
Special termination benefits...........................................                     48                 --               --
Amortization of:
      Unrecognized net transition obligation...........................                    642              1,110            1,110
      Unrecognized net (gain) loss.....................................                    429                 --              (17)
                                                                                  ------------       ------------      -----------
Net periodic benefit cost..............................................           $      3,759       $      3,728      $     3,438
                                                                                  ============       ============      ===========

The costs for our pension benefits and other postretirement benefits are actuarially determined. Key assumptions utilized at December 31 for pension benefits and September 30 for other postretirement benefits include the following:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    EMPLOYEE BENEFIT PLANS continued

                                                                                                                 Other
                                                                 Pension Benefits                       Postretirement Benefits
                                                          -------------------------------           ------------------------------
                                                             2002               2001                  2002                2001
                                                          ------------       ------------           -----------        -----------

Discount rate....................................           6.75%               7.25%                  6.75%              7.25%
Expected return on plan assets...................           8.50                9.50                     --                 --
Rate of compensation increase....................           4.50                4.50                     --                 --

The assumed health care cost trend rate used in measuring the postretirement benefit obligation for retirees for 2003 is 9.0%, grading down to 5.0% in the year 2007 and thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A 1 % point change in the assumed health care cost trend rate would have the following effects:

                                                                   1 %                             1%
                                                                   Point                          Point
                                                                 Increase                       Decrease
                                                                -----------                   ------------
Effect on total of service and interest cost
   components in 2002................................           $       104                   $         92
Effect on postretirement benefit obligation
   as of December 31, 2002................................      $       783                   $        713

The Investment Savings Plan is a defined contribution benefit plan covering substantially all employees. The plan allows employees to defer up to 50% of their eligible wages, up to the IRS limit, on a pre-tax basis. In addition, employees can contribute up to 50% of their eligible wages after taxes. The maximum combined total contributed may not exceed 50%. Each employee who elects to participate is eligible to receive company matching contributions. We may contribute $0.50 for each dollar contributed by the participant, up to 5% of eligible wages as defined by the plan. The matching contributions, recorded as an operating expense, were $2,594, $2,672 and $2,799 in 2002, 2001 and 2000, respectively. We made additional contributions into the Investment Savings Plan on behalf of certain employees not covered by the defined benefit pension plan of $875, $860 and $759 in 2002, 2001 and 2000, respectively.

4    INCOME TAXES

The components of the provision for income taxes consist of the following:

Years ended December 31                                    2002               2001              2000
                                                       ------------       ------------      -----------
Current:
   Federal.........................................    $     31,440       $     25,214      $    36,016
   State...........................................           5,565              6,113            5,584
                                                       ------------       ------------      -----------
                                                             37,005             31,327           41,600
Deferred...........................................          12,413              4,533            2,562
                                                       ------------       ------------      -----------
Total..............................................    $     49,418       $     35,860      $    44,162
                                                       ============       ============      ===========

The significant differences between the statutory federal tax rates and the effective tax rates are as follows:

Years ended December 31                                   2002               2001              2000
                                                       ------------       ------------      -----------

Statutory federal income tax rate...................         35.0%             35.0%             35.0%
State income taxes, net of federal tax benefit......          4.6               5.6               4.2
Non-deductible litigation expenses..................          1.8                --                --
Other...............................................          1.8               1.4               0.9
                                                       ------------       ------------      -----------
Actual provision....................................         43.2%             42.0%             40.1%
                                                       ============       ============      ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4    INCOME TAXES continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities include:

December 31                                                                        2002                     2001
                                                                                -----------              -----------
Current assets
Receivables............................................................         $     2,422              $     1,415
Inventories............................................................                 424                      425
Other assets...........................................................                 539                      306
Accrued compensation...................................................               3,536                    3,559
Accrued employee benefits..............................................               1,243                    1,117
                                                                                -----------              -----------
Total current deferred tax assets......................................               8,164                    6,822
                                                                                -----------              -----------

Current liabilities
Accrued state taxes....................................................                  --                   (1,126)
                                                                                -----------              -----------
   Total current deferred tax liabilities..............................                  --                   (1,126)
                                                                                -----------              -----------

Total net current deferred tax asset...................................         $     8,164              $     5,696
                                                                                ===========              ===========

Non-current assets
Accrued employee benefits..............................................         $     5,527              $     7,945
Litigation reserve.....................................................                  --                    3,643
State net operating loss carryforwards.................................               4,708                    4,262
Other assets...........................................................               1,266                      575
                                                                                -----------              -----------
   Total non-current deferred tax assets...............................              11,501                   16,425
                                                                                -----------              -----------

Non-current liabilities
Property and equipment.................................................             (16,758)                 (14,326)
Intangible assets......................................................             (26,643)                 (24,922)
Accrued employee benefits..............................................              (4,458)                      --
Other liabilities......................................................              (2,327)                      --
                                                                                -----------              -----------
   Total non-current deferred tax liabilities..........................             (50,186)                 (39,248)
                                                                                -----------              -----------

Total net non-current deferred tax liabilities.........................         $   (38,685)             $   (22,823)
                                                                                ===========              ===========

Valuation allowances on state net operating loss carryforwards.........         $    (3,609)             $    (2,685)
                                                                                -----------              -----------

Net deferred tax liability.............................................         $   (34,130)             $   (19,182)
                                                                                ===========              ===========

At December 31, 2002, we had state net operating loss carryforwards of $47,727 that begin to expire in 2004 and state income tax credit carryforwards of $1,398 that begin to expire in 2004. To the extent we believe there is significant uncertainty regarding realization of such carryforwards, valuation allowances have been provided.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5    Other LONG-TERM Liabilities

Other long-term liabilities consist of the following:

December 31                                                                         2002              2001
                                                                                -----------       -----------

Other obligations, average interest
      rate of 4.5% in 2002 and 8.0% in 2001............................         $     3,335       $     4,539
Television program contracts, due in the
      subsequent years.................................................                 337               250
                                                                                -----------       -----------
                                                                                      3,672             4,789
Less current portion...................................................               1,645             1,909
                                                                                -----------       -----------
                                                                                      2,027             2,880
Deferred revenue.......................................................               7,211             7,786
                                                                                -----------       -----------
Total other long-term liabilities......................................         $     9,238       $    10,666
                                                                                ===========       ===========

We lease office space, certain broadcasting facilities, distribution centers, printing plants and equipment under both short-term and long-term leases accounted for as operating leases. Some of the lease agreements contain renewal options and rental escalation clauses, as well as provisions for the payment of utilities, maintenance and taxes. As of December 31, 2002, our future minimum rental payments due under noncancellable operating lease agreements consist of the following:

                        2003.................         $    15,714
                        2004.................              12,729
                        2005.................              10,303
                        2006.................               5,533
                        2007.................               4,696
                  Thereafter.................              20,096
                                                      -----------
                                                      $    69,071
                                                      ===========

Rent expense charged to operations for 2002, 2001 and 2000 was $27,827, $30,057 and $26,630, respectively. Rental income from subleases included in operations for 2002, 2001 and 2000 was $4,565, $4,379, $4,147, respectively. Aggregate future minimum rentals to be received under noncancellable subleases equal $12,821 as of December 31, 2002.

A purchase commitment for newsprint for our publishing businesses, which runs through 2006, from a newsprint supplier as of December 31, 2002, was $104,693. The commitment is based on market prices for quantities we determine will meet our newsprint requirements over the term of the contract. In the unlikely event that newsprint is no longer required in our business, our commitment would expire without obligation. Purchase commitments related to capital expenditures for our daily newspaper's new production facility were approximately $9,397 as of December 31, 2002. We expect to spend up to $112,415 on this project scheduled to be completed in early 2003. As of December 31, 2002, we have spent $102,665 on this project. In addition, we have the right to broadcast certain television programs during the years 2003-2008 under contracts aggregating $8,299. We have $1,221 of standby letters of credit for business insurance purposes.

6    SHAREHOLDERS' EQUITY

Units of beneficial interest

Employee-owners of Journal Communications, Inc. do not own shares of stock directly. Instead, they own "units of beneficial interest" (units), representing beneficial interests in the Journal Employees' Stock Trust (the Stock Trust) established under the Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (JESTA). The Stock Trust, in turn, owns the shares of stock. Each unit is represented by 1 share of stock held by the Stock Trust. In the years covered, we have purchased units under the terms of JESTA and resold them to active employees. Employees owning units are referred to as unitholders. On October 25, 2002, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6    SHAREHOLDERS' EQUITY continued

Board of Directors determined to indefinitely suspend the purchase and sale of units while we explore potential sources for additional permanent capital. Unit activity is as follows:

Years ended December 31                                                               2002               2001             2000
                                                                                  ------------       ------------      -----------
Beginning balance in treasury..........................................                    613              1,140            1,529
Purchases..............................................................                  3,329              2,333            2,458
Sales..................................................................                 (1,058)            (2,860)          (2,847)
                                                                                  ------------       ------------      -----------
   Ending balance in treasury..........................................                  2,884                613            1,140
                                                                                  ============       ============      ===========

As of December 31, 2002, our treasury, our employees and former employees owned units representing beneficial ownership of 90% of our stock. As of the end of 2002, we believe that employees and former employees had outstanding balances under demand notes secured by pledges of units to various financial institutions totaling approximately $433,097.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) consists of the following as of December 31:

                                                                                      2002               2001             2000
                                                                                  ------------       -----------       ----------
Cumulative foreign currency translation adjustments....................           $         --       $      (957)      $     (807)
Minimum pension liability, net of tax..................................                     --            (2,856)              --
                                                                                  ------------       -----------       ----------
Accumulated other comprehensive income (loss)..........................           $         --       $    (3,813)      $     (807)
                                                                                  ============       ===========       ==========


7        GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reconciles the reported earnings from continuing operations before accounting change, net earnings, earnings per share from continuing operations before accounting change and earnings per share to that which would have resulted for the years ended December 31, 2001 and 2000, if Statement No. 142 had been effective:

                                                                                      2002               2001             2000
                                                                                  ------------       -----------       ----------
Reported earnings from continuing operations
   before accounting change............................................           $     64,994       $     49,479      $    65,913
   Goodwill amortization, net of tax...................................                     --              2,340            2,365
   Broadcast licenses amortization, net of tax.........................                     --              3,113            3,082
   Network affiliation agreements amortization, net of tax.............                     --                 76               76
                                                                                  ------------       ------------      -----------
Adjusted earnings from continuing operations
   before accounting change............................................           $     64,994       $     55,008      $    71,436
                                                                                  ============       ============      ===========

Reported net earnings..................................................           $     57,920       $     47,757      $    66,384
   Goodwill amortization, net of tax...................................                     --              2,340            2,365
   Broadcast licenses amortization, net of tax.........................                     --              3,113            3,082
   Network affiliation agreements amortization, net of tax.............                     --                 76               76
                                                                                  ------------       ------------      -----------
Adjusted net earnings..................................................           $     57,920       $     53,286      $    71,907
                                                                                  ============       ============      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    GOODWILL AND OTHER INTANGIBLE ASSETS continued

                                                                                      2002               2001             2000
                                                                                  ------------       -----------       ----------

Basic and diluted earnings per share:
   Reported earnings from continuing operations
     before accounting change..........................................           $       2.46       $      1.76       $     2.43
   Goodwill amortization, net of tax...................................                     --              0.09             0.09
   Broadcast licenses amortization, net of tax.........................                     --              0.11             0.11
   Network affiliation agreements amortization, net of tax.............                     --                --               --
                                                                                  ------------       -----------       ----------
Adjusted earnings from continuing operations
   before accounting change............................................           $       2.46       $      1.96       $     2.63
                                                                                  ============       ===========       ==========

Basic and diluted earnings per share:
   Reported net earnings...............................................           $       2.19       $      1.70       $     2.45
   Goodwill amortization, net of tax...................................                     --              0.09             0.09
   Broadcast licenses amortization, net of tax.........................                     --              0.11             0.11
   Network affiliation agreements amortization, net of tax.............                     --                --               --
                                                                                  ------------       -----------       ----------
Adjusted net earnings..................................................           $       2.19       $      1.90       $     2.65
                                                                                  ============       ===========       ==========

Amortization expense was $1,909 for the year ended December 31, 2002. Estimated amortization expense for each of the next 5 years is as follows:

                   Year                                               Amount
                   ----                                             -----------

                   2003......................................       $  1,636
                   2004......................................          1,028
                   2005......................................            455
                   2006......................................            445
                   2007......................................            410

Definite-lived Intangibles
--------------------------
Our definite-lived intangible assets consist primarily of customer lists and non-compete agreements. We amortize the customer lists over the period of time we expect the assets to contribute to our cash flows and we amortize the non-compete agreements over the terms of the contracts. As a result of impairment tests, we wrote off $1,260 ($773 after tax) for a customer list at our direct marketing services business, which is reported as a component of the selling and administrative expenses on the consolidated statements of earnings.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of December 31, 2002 and 2001 is as follows:


                                                                       Gross           Accumulated          Net
December 31, 2002                                                 Carrying Amount     Amortization    Carrying Amount
                                                                  ---------------     ------------    ---------------
Definite-lived intangible assets:
Customer lists...............................................     $     17,771        $   (14,830)      $     2,941
Non-compete agreements.......................................           24,813            (23,169)            1,644
Other........................................................            3,080             (3,045)               35
                                                                  ------------        -----------       -----------
Total........................................................     $     45,664        $   (41,044)      $     4,620
                                                                  ============        ===========       ===========

                                                                       Gross           Accumulated          Net
December 31, 2001                                                 Carrying Amount     Amortization    Carrying Amount
                                                                  ---------------     ------------    ---------------
Definite-lived intangible assets:
Customer lists...............................................     $     23,057        $   (17,935)      $     5,122
Non-compete agreements.......................................           24,712            (21,818)            2,894
Other........................................................            4,193             (3,629)              564
                                                                  ------------        -----------       -----------
Total........................................................     $     51,962        $   (43,382)      $     8,580
                                                                  ============        ===========       ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    GOODWILL AND OTHER INTANGIBLE ASSETS continued

The decrease in the net carrying amount of definite-lived intangible assets from December 31, 2001 is due to amortization expense of $1,909, the write off a customer list in the amount of $1,260, and reclassification to goodwill of $891 of intangible assets that did not meet the new criteria for recognition separate from goodwill offset by the renewal of a non-compete agreement for $100.

Indefinite-lived Intangibles
----------------------------
Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Consequently, we expect the cash flows from both our broadcast licenses and our network affiliation agreements to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and network affiliation agreements at the level of separate identifiable assets and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business, which is reported as a component of the cumulative effect of accounting change in the consolidated statements of earnings. No impairment resulted from our 2002 annual impairment test.

The net carrying amount of the major classes of indefinite-lived intangible assets as of December 31, 2002 and 2001 is as follows:

December 31                                                                         2002              2001
                                                                                -----------       -----------
Indefinite lived intangible assets:
Broadcast licenses.....................................................         $   125,492       $   128,842
Network affiliation agreements.........................................               7,495            10,067
Other..................................................................                  --             1,568
                                                                                -----------       -----------
Total..................................................................         $   132,987       $   140,477
                                                                                ===========       ===========

The decrease in the net carrying amount of indefinite-lived intangible assets from December 31, 2001 is primarily attributed to the adjustment made to the preliminary purchase price of the Idaho television stations acquired on December 31, 2001.

Goodwill
--------
We performed transitional impairment tests on the goodwill of 6 of our reporting units with goodwill. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business, which is reported as a component of the cumulative effect of accounting change in the consolidated statement of earnings. For goodwill amortization that was nondeductible for income tax purposes, the transitional goodwill impairment charge is also nondeductible. No impairment resulted from our 2002 annual impairment test.

The changes in the net carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                           Goodwill         Goodwill       Reclassification
   Reporting           Goodwill at        related to       related to        of intangible        Impairment          Goodwill at
     Unit            January 1, 2002     acquisitions     divestitures          assets              losses        December 31 , 2002
     ----            ---------------     ------------     ------------     -----------------      ----------      ------------------
Daily newspaper      $       2,084        $      --         $     --         $        --          $       --       $           2,084

Community news-
   papers & shoppers        23,713               --              398                 724                  --                  24,835

Broadcasting                76,584            5,368               --                 167                  --                  82,119

Telecommunications             188               --               --                  --                  --                     188

Label printing               2,362               --               --                  --                  --                   2,362

Direct marketing
   services                  7,358               --               --                  --             (6,948)                     410
                     ---------------     ------------     ------------     -----------------      ----------      ------------------

Total                $     112,289        $   5,368         $    398         $       891          $  (6,948)       $         111,998
                     ===============     ============     ============     =================      ==========      ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7    GOODWILL AND OTHER INTANGIBLE ASSETS continued

According to Statement No. 142, when a portion of a reporting unit that constitutes a business is disposed of, goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business disposed of and the portion of the reporting unit that is retained. As discussed in Note 10 below, we announced the closure of Fox Cities Newspapers, a part of our community newspapers and shoppers reporting unit, in January 2002. The book value of its goodwill equaled $398 as of December 31, 2001 and was classified as part of non-current assets of discontinued operations. Based upon the valuations of Fox Cities Newspapers and our community newspapers and shoppers, the relative value of Fox Cities Newspapers' goodwill now equals zero. Therefore, upon adoption of Statement No. 142, Fox Cities Newspapers' goodwill that was classified in non-current assets of discontinued operations in the December 31, 2001 consolidated balance sheet has been reclassified to our community newspapers and shoppers reporting unit goodwill in the December 31, 2002 consolidated balance sheet.

The changes in the net carrying amount of goodwill for the year ended December 31, 2001 are as follows:

                                            Goodwill         Goodwill                      Reclassification
   Reporting             Goodwill at       related to       related to                       of intangible         Goodwill at
     Unit             January 1, 2001     acquisitions     divestitures      Amortization       assets          December 31, 2001
     ----             ---------------     ------------     ------------      ------------  -----------------    -----------------
Daily newspaper       $        2,090      $        --       $      --       $       (6)      $        --       $           2,084

Community news-
   papers and shoppers        24,411               --              --             (698)               --                   23,713

Broadcasting                  76,352            1,601              --           (2,145)              776                   76,584

Telecommunications               202               --              --              (14)               --                      188

Label printing                 2,736               --           (296)              (78)               --                    2,362

Direct marketing
   services                    7,581               --               --            (223)               --                    7,358
                      --------------      ------------     ------------      ------------  -----------------    -----------------

Total                 $      113,372      $     1,601       $   (296)       $   (3,164)      $       776       $          112,289
                      ==============      ============     ============      ============  ==================   =================

Other
-----
We perform impairment tests each year on goodwill and indefinite-lived intangible assets, or more frequently in certain circumstances. We cannot be certain that future impairment tests will not result in a charge to earnings. With the assistance of independent, professional appraisers, we performed the 2002 annual impairment tests as of the beginning of the fourth quarter and, as noted above, there was no resulting impairment.

Statement No. 142 does not change the requirements for recognition of deferred taxes related to differences in the financial reporting and tax basis of broadcast licenses and tax-deductible goodwill. We will recognize a deferred tax liability for the difference between financial reporting and tax amortization on our broadcast licenses and tax-deductible goodwill because we are no longer amortizing these intangible assets for financial reporting purposes. As the majority of our deferred tax liability recorded on the balance sheet relates to the difference between financial reporting and tax basis on broadcast licenses, the deferred tax liability will not reverse over time unless future impairment charges are recognized on the broadcast licenses or they are sold.

8    LITIGATION

We are subject to various legal actions, administrative proceedings and claims arising out of the ordinary course of business. We believe that such unresolved legal actions and claims will not materially adversely affect our consolidated results of operations, financial condition or cash flows.

Newspaper Merger Class Action Suit. On May 4, 1999, 5 former employees filed a lawsuit in connection with the 1995 merger of the Milwaukee Journal and Milwaukee Sentinel. This lawsuit was granted class action status to include other unitholders who separated from us as part of the merger. The plaintiffs alleged that an internal memorandum created a contract permitting members of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8    LITIGATION continued

the plaintiff class to offer to sell units at any time over a period of up to 10 years, depending on their retirement status or years of unit ownership. On May 7, 2002, the parties reached an out-of-court settlement. On July 1, 2002, the judge approved the settlement. We agreed to pay the plaintiffs $8.9 million in cash in settlement of all claims. We also agreed to allow certain members of the plaintiff class to retain certain rights, for a period of time, as to units of beneficial interest in JESTA. Plaintiffs and their counsel value these rights at approximately $0.6 million. We reduced our litigation reserve by $4.1 million that reduced selling and administrative expenses in the second quarter of 2002 to reflect the settlement amount, net of insurance proceeds.

Conley Publishing Group, Ltd. et al. v. Journal Communications, Inc. In August 2000, the publisher of the Waukesha Freeman, West Bend Daily News and several other publications in southeastern Wisconsin filed an amended antitrust complaint in state court against us. The plaintiff alleged we attempted to monopolize by the use of predatory pricing on subscriptions, secret rebates to advertisers, exclusionary discounts in advertising and contracts in restraint of trade. The plaintiff alleged damages of $5.4 million, and asked that damages be trebled. On October 2, 2001, the Waukesha County Circuit Court granted summary judgment to us and dismissed all of the plaintiff's claims. The court held that there was no issue of material fact regarding predatory pricing, that the plaintiff cannot show that our conduct caused the financial losses of the Waukesha Freeman, and that plaintiff cannot adequately disaggregate or show which of its losses, if any, were caused by us. The plaintiff appealed on the issue of predatory pricing, and the Wisconsin Court of Appeals certified the case for direct appeal to the Wisconsin Supreme Court. The Wisconsin Supreme Court heard the case on February 11, 2003. A decision is expected in 2003.

9    ACQUISITION AND SALE

On December 31, 2001, we acquired the business and certain assets of a television station, KIVI-TV, in Boise, Idaho and a low-power television station, KSAW-LP, in Twin Falls, Idaho. The cash purchase price for the stations was approximately $22,114. The preliminary purchase price, the adjustments, and the final purchase price allocation are as follows:

                                                                Preliminary                              Final
                                                               Purchase Price    Purchase Price      Purchase Price
                                                                Allocation        Adjustments          Allocation
                                                                ----------        -----------          ----------
Property and equipment....................................      $  4,485           $     35            $  4,520
Goodwill..................................................         1,601              5,368               6,969
Broadcast licenses........................................        10,000             (2,628)              7,372
Network affiliation agreement.............................         5,979             (2,571)              3,408
Accrued liabilities.......................................            --               (155)               (155)
                                                                --------           --------            --------
Total purchase price......................................      $ 22,065           $     49            $ 22,114
                                                                ========           ========            ========

Goodwill, broadcast licenses and the network affiliation agreement are not subject to amortization under the provisions of Statement No. 142. These intangible assets are, however, deductible for income tax purposes.

The above-mentioned completed acquisition was accounted for using the purchase method. Accordingly, the operating results and cash flows of the acquired business are included in our consolidated financial statements from the respective date of acquisition. Had the transaction occurred on January 1 of the year acquired, the effect of the acquisition on consolidated results of operations, for each respective year, would not have been material.

On March 2, 2001, we completed the sale of certain assets of the Milwaukee operation of our label printing business. The cash sale price was approximately $4.4 million.

10   DISCONTINUED OPERATIONS

In January 2002, we announced the closure of Fox Cities Newspapers, which consisted of 6 weekly newspapers from the publishing segment located in Appleton, Wisconsin.

On April 29, 2002, we decided to liquidate IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10   DISCONTINUED OPERATIONS continued

The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A., which are included in the gain
(loss) from discontinued operations in the consolidated condensed statements of earnings:

                                                                                    2002            2001           2000
                                                                                  ---------       ---------      --------
Revenue................................................................           $   3,253       $  15,172      $ 19,348
Income (loss) before income tax expense (benefit)......................              (7,189)         (2,199)         (140)

At December 31, 2001, the assets and liabilities of Fox Cities Newspapers and IPC Communication Services, S.A. in the consolidated balance sheets consisted of the following:

                                                                    2001
                                                                -----------

Cash.....................................................       $     1,176
Receivables..............................................             2,103
Inventories..............................................             1,111
Other current assets.....................................               337
                                                                -----------
Total current assets.....................................       $     4,727
                                                                ===========

Property and equipment...................................       $     1,365
Goodwill and intangible assets...........................               543
Other non-current assets.................................               125
                                                                -----------
Total non-current assets.................................       $     2,033
                                                                ===========

Accounts payable.........................................       $    (2,273)
Other current liabilities................................            (1,229)
                                                                -----------
Total current liabilities................................       $    (3,502)
                                                                ===========

11   WORKFORCE REDUCTION AND BUSINESS TRANSITION CHARGES

During 2002, we recorded a pretax charge of $1,966 for workforce reductions. The charge consisted primarily of $1,905 in termination benefits for approximately 74 employees. In addition, we recorded $61 for shutdown costs of our printing services operations in Ireland.

During 2001, we recorded $6,055 for workforce reductions and business transition costs. The charge consisted primarily of $4,345 in termination benefits for approximately 300 employees. In addition, we recorded $1,710 for shutdown costs of our printing services operation in Ireland and in transitioning our printing services' eastern and western regions into one U. S. operational unit.

The remaining costs associated with these actions are expected to be paid in 2003. Activity associated with the workforce reduction and transition charges during the year ended December 31, 2002 was as follows:

                                                          Balance at                        Payments/              Balance at
                                                      December 31, 2001     Additions       Reductions          December 31, 2002
                                                      -----------------     ---------       ----------          -----------------
Severance........................................     $           2,531     $   1,905        $ (2,059)          $           2,377
Lease costs......................................                 1,022            --          (1,022)                         --
Other............................................                   126            61            (187)                         --
                                                      -----------------     ---------        ---------          -----------------
                                                      $           3,679     $   1,966        $ (3,268)          $           2,377
                                                      =================     =========        =========          =================


Related expenses and accruals were recorded in selling and administrative expenses and other current liabilities in the consolidated statements of earnings and consolidated balance sheets, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12   SEGMENT ANALYSIS

We conduct our operations through 4 reportable segments: publishing, broadcasting, telecommunications and printing services. In addition, our label printing business, our direct marketing services business and certain administrative activities are aggregated and reported as "other." All operations primarily conduct their business in the United States. We publish the Milwaukee Journal Sentinel and more than 90 weekly shopper and community newspapers in 7 states. We also own and operate 36 radio stations and 6 television stations in 11 states. Our telecommunications business serves the wholesale carrier market and provides integrated data communications solutions for small and mid size businesses. Our printing services business serves the publishing, software, entertainment and government markets by providing printing, assembly and complete fulfillment.

In the fourth quarter of 2002, we evaluated our segment disclosures and determined it appropriate under Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," to aggregate certain previously reported operating segments and identify the new segments by type of business rather than by names of the individual operating entities. The following table provides the aggregated former operating segments shown parenthetically next to the new reportable segments:

         Publishing (Journal Sentinel and Add Inc.)
         Broadcasting (Journal Broadcast Group)
         Telecommunications (Norlight Telecommunications)
         Printing services (IPC Communication Services)
         Other (NorthStar Print Group, PrimeNet Marketing Services and Corporate and eliminations)

The accounting basis for transactions between reportable segments is the same as that described in the "Significant Accounting Policies" outlined in Note 1.

During 2002, we changed our method of evaluating segment performance by excluding segment interest income and interest expense from the segment's profit performance. The following tables summarize operating revenue, operating earnings (loss), depreciation and amortization and capital expenditures from continuing operations for the years ended December 31 and identifiable total assets of continuing operations at December 31:

                                                                                      2002               2001              2000
                                                                                  ------------       ------------      -----------
Operating revenue
Publishing.............................................................           $    311,138       $    320,615      $   345,321
Broadcasting...........................................................                152,749            134,801          149,886
Telecommunications.....................................................                148,674            151,992          126,586
Printing services......................................................                 97,841            114,612          107,334
Other..................................................................                 90,974             86,767           90,105
                                                                                  ------------       ------------      -----------
                                                                                  $    801,376       $    808,787      $   819,232
                                                                                  ============       ============      ===========

Operating earnings (loss)
Publishing.............................................................           $     30,315       $     24,898      $    39,265
Broadcasting...........................................................                 33,384             15,453           30,435
Telecommunications.....................................................                 40,956             48,007           40,114
Printing services......................................................                  2,131               (756)           3,336
Other..................................................................                  7,287             (3,498)          (3,959)
                                                                                  ------------       ------------      -----------
                                                                                  $    114,073       $     84,104      $   109,191
                                                                                  ============       ============      ===========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12   SEGMENT ANALYSIS continued

                                                                                      2002               2001              2000
                                                                                  ------------       ------------      -----------
Depreciation and amortization
Publishing.............................................................           $     14,157       $     13,893      $    14,277
Broadcasting...........................................................                  7,310             13,287           13,584
Telecommunications.....................................................                 17,192             14,735           11,376
Printing services......................................................                  5,218              6,168            6,628
Other..................................................................                  2,758              3,613            4,253
                                                                                  ------------       ------------      -----------
                                                                                  $     46,635       $     51,696      $    50,118
                                                                                  ============       ============      ===========
Capital expenditures
Publishing.............................................................           $     30,291       $     49,701      $    50,530
Broadcasting...........................................................                  8,788             10,260            7,674
Telecommunications.....................................................                 10,132             27,509           28,779
Printing services......................................................                  2,555              1,654            7,946
Other..................................................................                  1,403              1,048            1,829
                                                                                  ------------       ------------      -----------
                                                                                  $     53,169       $     90,172      $    96,758
                                                                                  ============       ============      ===========
Identifiable total assets
Publishing.............................................................           $    224,290       $    208,141      $   180,517
Broadcasting...........................................................                298,426            296,723          279,055
Telecommunications.....................................................                114,545            121,111          109,807
Printing services......................................................                 31,005             50,494           57,611
Other..................................................................                 76,486             54,309           60,045
                                                                                  ------------       ------------      -----------
                                                                                  $    744,752       $    730,778      $   687,035
                                                                                  ============       ============      ===========

13   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                  2002 Quarters
                                                     -----------------------------------------------------------------------------
                                                        First           Second           Third           Fourth            Total
                                                     -----------      ----------      -----------      -----------      ----------
Operating revenue...........................         $   180,206      $  185,880      $   245,317      $   189,973      $  801,376
Gross profit................................              76,328          84,530          108,814           84,151         353,823
Earnings from continuing
   operations before accounting change......              12,352          18,492           19,588           14,562          64,994
Net earnings................................               7,338          16,658           19,589           14,335          57,920

Basic and diluted earnings per share:
   Earnings from continuing operations
     before accounting change...............                0.46            0.69             0.74             0.57            2.46
   Net earnings.............................                0.27            0.63             0.74             0.55            2.19

                                                                                  2001 Quarters
                                                     -----------------------------------------------------------------------------
                                                        First           Second           Third           Fourth            Total
                                                     -----------      ----------      -----------      -----------      ----------

Operating revenue...........................         $   182,250      $  190,791      $   246,980      $   188,766      $  808,787
Gross profit................................              76,856          85,194          102,989           80,067         345,106
Earnings from continuing
   operations before accounting change......               9,180          13,194           15,484           11,621          49,479
Net earnings................................               8,854          12,571           15,431           10,901          47,757

Basic and diluted earnings per share:
   Earnings from continuing operations
     before accounting change...............                0.34            0.47             0.54             0.41            1.76
   Net earnings.............................                0.32            0.45             0.54             0.39            1.70

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) continued

The reported amounts for the first quarter of 2002 differ from the amounts previously reported in our Quarterly Report on Form 10-Q. They include the reclassification of the results of discontinued operations and the reclassification of the impairment of $1,260 for a customer list at our direct marketing services business from cumulative effect of accounting change to operating costs and expenses.

The results for the first quarter of 2002 include $7,670 pre-tax transitional impairment charges for the write-off of goodwill at our direct marketing services business and the write down of certain broadcast licenses at our broadcasting business.

The results for the fourth quarter of 2002 include an $2,502 pre-tax impairment charge for certain equipment at our printing services business.

The results for the fourth quarter of 2001 include an $1,003 pre-tax impairment charge for certain property at our broadcast business and certain equipment at our printing services business.

The results for 2001 include approximately $1,990 pre-tax amortization expense per quarter for goodwill and indefinite-lived intangible assets that are no longer amortized under Statement No. 142.

We divide our calendar year into 13 four-week accounting periods, except that the first and thirteenth periods may be longer or shorter to the extent necessary to make each accounting year end on December 31. We follow a practice of reporting our quarterly information at the end of the third accounting period (our first quarter), at the end of the sixth accounting period (our second quarter), and at the end of the tenth accounting period (our third quarter).

Report of Independent Auditors

The Board of Directors and Shareholders
Journal Communications, Inc.

We have audited the accompanying consolidated balance sheets of Journal Communications, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Communications, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.




/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 28, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our June 3, 2003 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading "Other Board Matters--Compensation Committee Interlocks and Insider Participation," "Other Board Matters--Directors' Fees," and "Compensation" in the Proxy Statement for our June 3, 2003 Annual Meeting of Shareholders is incorporated by reference herein; provided, however, the information contained under the heading "Compensation--Compensation Committee Report" shall not be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Ownership and Voting" in the Proxy Statement for our June 3, 2003 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" in the Proxy Statement for our June 3, 2003 Annual Meeting of Shareholders is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits
     ---------------------------------------------------------------

                                                                                         Form 10-K
                                                                                          Page(s)
                                                                                         ----------
     (1) Financial Statements
         Consolidated Balance Sheets at December 31, 2002 and 2001                          44

         Consolidated Statements of Earnings for each of the three years
             in the period ended December 31, 2002                                          45

         Consolidated Statements of Shareholders' Equity for each of the
              three years in the period ended December 31, 2002                             46

         Consolidated Statements of Cash Flows for each of the three years in
              the period ended December 31, 2002                                            47

         Notes to Consolidated Financial Statements December 31, 2002                    48 - 63

         Independent Auditors' Report                                                       64

     (2) Financial Statement Schedule for the years ended December 31, 2002,
         2001 and 2000

         II - Valuation and qualifying accounts                                             67

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     (3)  Exhibits

          The exhibits listed on page 72 are filed as part of this annual report.

(b)  Reports on Form 8-K
     -------------------

During the fourth quarter of 2002, we reported the following on Form 8-K:

     Filing     Date                  Items Reported                          Financial Statements Reported
     ------     ----                  --------------                          -----------------------------
     8-K        October 28, 2002      Item 9 Regulation FD Disclosure         None
     8-K        October 30, 2002      Item 9 Regulation FD Disclosure         None


                                             JOURNAL COMMUNICATIONS, INC.

                              SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                      Years ended December 31, 2002, 2001, and 2000
                                                   (in thousands)

                          Balance at      Additions                                              Balance at
                           Beginning     Charged to       Acquisitions                               End
Description                 of Year       Earnings       Divestitures(1)     Deductions(2)         of Year
-------------             ----------     ----------      ---------------     -------------       ----------

Allowance for doubtful accounts:

2002                      $  5,477        $  3,944           $    -            $  2,968           $  6,453

2001                      $  3,993        $  5,206           $  (59)           $  3,663           $  5,477

2000                      $  4,008        $  3,185           $    -            $  3,200           $  3,993


Reserve for litigation:

2002                      $ 10,000        $ (4,100)          $    -            $  5,900           $      -

2001                      $  4,350        $  5,650           $    -            $      -           $ 10,000

2000                      $  2,834        $  4,445           $    -            $  2,929           $  4,350



(1)  During 2001, $59,000 was deducted from the allowance for doubtful accounts due to the sale of the
     Milwaukee operation of our label printing business.
(2)  Deductions from the allowance for doubtful accounts equal accounts receivable written off, less recoveries, against the allowance. The deduction from the reserve for litigation in 2000 represents a settlement payment and the deduction in 2002 represents the final settlement. Please see Note 8 of our
     Notes to Consolidated Financial Statements.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          JOURNAL COMMUNICATIONS, INC.


                                    By:   /s/ Steven J. Smith
                                          --------------------------------------
                                          Steven J. Smith
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     /s/ Steven J. Smith                                                       March 31, 2003
     -----------------------------
     Steven J. Smith, Chairman of the Board & Chief Executive Officer
     (Principal Executive Officer)


     /s/ Douglas G. Kiel                                                       March 31, 2003
     -----------------------------
     Douglas G. Kiel, Director & President


     /s/ Paul M. Bonaiuto                                                      March 31, 2003
     -----------------------------
     Paul M. Bonaiuto, Director, Executive Vice President
      & Chief Financial Officer
     (Principal Financial Officer)


     /s/ Anne M. Bauer                                                         March 31, 2003
     -----------------------------
     Anne M. Bauer, Vice President & Controller
     (Principal Accounting Officer)


     /s/ James J. Ditter                                                       March 31, 2003
     -----------------------------
     James J. Ditter, Director


     /s/ David J. Drury                                                        March 31, 2003
     -----------------------------
     David J. Drury, Director


     /s/ James L. Forbes                                                       March 31, 2003
     -----------------------------
     James L. Forbes, Director


     /s/ Cynthia L. Gault                                                      March 31, 2003
     -----------------------------
     Cynthia L. Gault, Director


     /s/ Mary Hill Leahy                                                       March 31, 2003
     -----------------------------
     Mary Hill Leahy, Director


     /s/ Ulice Payne, Jr.                                                      March 31, 2003
     -----------------------------
     Ulice Payne, Jr., Director


     /s/ Roger D. Peirce                                                       March 31, 2003
     -----------------------------
     Roger D. Peirce, Director


     /s/ David D. Reszel                                                       March 31, 2003
     -----------------------------
     David D. Reszel, Director


     /s/ Keith K. Spore                                                        March 31, 2003
     -----------------------------
     Keith K. Spore, Director


     /s/ Mary Ellen Stanek                                                     March 31, 2003
     -----------------------------
     Mary Ellen Stanek, Director


     /s/ Karen O. Trickle                                                      March 31, 2003
     -----------------------------
     Karen O. Trickle, Director


CERTIFICATIONS
--------------

I, Steven J. Smith, certify that:

1. I have reviewed this Annual Report on Form 10-K of Journal Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  March 31, 2003                              /s/ Steven J. Smith
      ----------------------------                ------------------------------

                                                      Steven J. Smith
                                                      Chairman of the Board and
                                                      Chief Executive Officer

I, Paul M. Bonaiuto, certify that:

1. I have reviewed this Annual Report on Form 10-K of Journal Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  March 31, 2003                         /s/ Paul M. Bonaiuto
      ----------------------------           -----------------------------------
                                                 Paul M. Bonaiuto
                                                 Executive Vice President and
                                                 Chief Financial Officer

                          JOURNAL COMMUNICATIONS, INC.
                                INDEX TO EXHIBITS
                                  (Item 15(a))

Exhibit
Number                                   Description
------                                   -----------


(3.1) Articles of Association of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 16, 2002 [Commission File No. 0-7831]).

(3.2) By-Laws of Journal Communications, Inc., as amended (incorporated by reference to Exhibit 3.1 to Journal Communications, Inc.'s Quarterly Report on Form 10Q for the quarterly period ended June 16, 2002 [Commission File No. 0-7831]).

(4.1) The Journal Employees' Stock Trust Agreement, dated May 15, 1937, as amended (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Journal Employees' Stock Trust for the quarter ended June 30, 2001 [Commission File No. 0-7832]).

(10.1) Credit Agreement, dated May 31, 2002, among the Company and certain of its subsidiaries parties thereto, several lenders parties thereto and
          U. S. Bank National Association, as lead arranger and administrative agent (incorporated by reference to Exhibit 10 to Journal Communications, Inc.'s Quarterly Report on Form 10Q for quarterly period ended June 16, 2002 [Commission File No. 0-7831]).

(10.2)    Journal Communications, Inc. Management Long Term Incentive Plan.

(10.3)    Journal Communications, Inc. Management Annual Incentive Plan.

(10.4)    Journal Communications, Inc. Non-Qualified Deferred Compensation Plan.

(10.5)    Journal Communications, Inc. Supplemental Benefit Plan.

(21)      Subsidiaries of the Registrant.

(23)      Consent of Independent Auditors.

(99.1) Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders of Journal Communications, Inc. (The Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the fiscal year of Journal Communications, Inc. Except to the extent specifically incorporated by reference, the Proxy Statement for the June 3, 2003 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report of Form 10-K.)

(99.2) Certification of Steven J. Smith, Chairman and Chief Executive Office of Journal Communications, Inc., pursuant to 18 U.S. C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3) Certification of Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.
          C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.