Form 10-Q
period 2003-03-23
JOURNAL COMMUNICATIONS INC
filed 2003-05-06
CIK 54056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 23, 2003

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------   --------------
     Commission File Number: 0-7831
                            --------------------------------------

                          JOURNAL COMMUNICATIONS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                     39-0382060
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  333 W. State Street, Milwaukee, Wisconsin                  53203
  -----------------------------------------                  -----
 (Address of principal executive offices)                 (Zip Code)


                                  414-224-2728
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes       No  X
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2003:

               Class                                  Outstanding at May 2, 2003
               -----                                  --------------------------
   Common Stock, par value $0.125                             28,800,000

   Units of Beneficial Interest                               25,920,000*

                 *2,884,263 of which were held by us in treasury

                          JOURNAL COMMUNICATIONS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information


          Item 1. Financial Statements

               Consolidated Condensed Balance Sheets as of
                    March 23, 2003 (Unaudited) and December 31, 2002           2

               Unaudited Consolidated Condensed Statements of
                    Earnings for the First Quarter Ended
                    March 23, 2003 and March 24, 2002                          3

               Unaudited Consolidated Condensed Statements of
                    Cash Flows for the First Quarter Ended
                    March 23, 2003 and March 24, 2002                          4

               Notes to Unaudited Consolidated Condensed Financial
                    Statements As of March 23, 2003                            5


          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8


          Item 3. Quantitative and Qualitative Disclosure of Market Risk      16


          Item 4. Controls and Procedures                                     17



Part II.  Other Information


          Items 1 - 6                                                         17

                          PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                                        Journal Communications, Inc.
                                   Consolidated Condensed Balance Sheets
                                   (in thousands, except per share amounts)

                                                                               March 23, 2003          December 31, 2002
                                                                               --------------          -----------------
ASSETS                                                                           (unaudited)
------
Current assets:
     Cash and cash equivalents........................................        $      6,599                $     8,455
     Receivables, less allowance for doubtful accounts
         of $6,522 and $6,453..........................................             85,533                     89,920
     Inventories, lower of cost (first-in-first-out) or market:
         Paper and supplies............................................              8,357                      7,725
         Work in process...............................................              1,773                      3,456
         Finished goods................................................              6,418                      5,019
                                                                              ------------                -----------
                                                                                    16,548                     16,200

     Prepaid expenses..................................................              8,594                     11,786
     Deferred income taxes.............................................              8,164                      8,164
                                                                              ------------                -----------
     TOTAL CURRENT ASSETS..............................................            125,438                    134,525

Property and equipment, at cost, less accumulated depreciation
     of  $353,636 and $345,333.........................................            330,661                    324,405

Goodwill...............................................................            111,998                    111,998
Broadcast licenses.....................................................            125,492                    125,492
Other intangible assets, net...........................................             11,719                     12,115
Prepaid pension costs..................................................             29,749                     30,337
Other assets...........................................................              5,781                      5,880
                                                                              ------------                -----------
     TOTAL ASSETS......................................................       $    740,838                $   744,752
                                                                              ============                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks............................................       $     75,870                $    90,775
     Accounts payable..................................................             50,759                     37,757
     Accrued compensation..............................................             20,812                     29,712
     Deferred revenue..................................................             20,859                     20,741
     Accrued employee benefits.........................................              7,452                      9,576
     Other current liabilities.........................................             14,933                      9,525
     Current portion of long-term liabilities..........................              1,574                      1,645
                                                                              ------------                -----------
     TOTAL CURRENT LIABILITIES.........................................            192,259                    199,731

Accrued employee benefits..............................................             17,070                     16,945
Other long-term liabilities............................................              9,142                      9,238
Deferred income taxes..................................................             42,294                     42,294

Shareholders' equity:
     Common stock, authorized and issued 28,800 shares
       ($0.125 par value)..............................................              3,600                      3,600
     Retained earnings.................................................            584,888                    581,361
     Units of beneficial interest in treasury, at cost.................           (108,417)                  (108,417)
     Accumulated other comprehensive income............................                  2                          --
                                                                              ------------                -----------
     TOTAL SHAREHOLDERS' EQUITY........................................            480,073                    476,544
                                                                              ============                ===========
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................       $    740,838                $   744,752
                                                                              ============                ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                                        Journal Communications, Inc.
                         Unaudited Consolidated Condensed Statements of Earnings
                                   (in thousands, except per share amounts)

                                                                                   First Quarter Ended
                                                                            ----------------------------------

                                                                            March 23, 2003      March 24, 2002
                                                                            --------------      --------------
Continuing operations:
Operating revenue:
     Publishing........................................................       $   68,337         $    69,517
     Broadcasting......................................................           29,462              30,680
     Telecommunications................................................           33,750              34,905
     Printing services.................................................           21,025              25,028
     Other.............................................................           21,893              19,925
                                                                              ----------         -----------
Total operating revenue................................................          174,467             180,055

Operating costs and expenses:
     Publishing........................................................           34,728              33,880
     Broadcasting......................................................           13,840              13,083
     Telecommunications................................................           18,562              18,223
     Printing services.................................................           17,034              21,496
     Other.............................................................           18,395              17,149
                                                                              ----------         -----------
     Total operating costs and expenses................................          102,559             103,831

     Selling and administrative expenses...............................           52,656              55,744
                                                                              ----------         -----------
Total operating costs and expenses and selling and
     administrative expenses...........................................          155,215             159,575

Operating earnings.....................................................           19,252              20,480

Other income and expense:
     Interest income and dividends.....................................               77                 631
     Interest expense, net.............................................             (491)               (145)
                                                                              ----------         -----------
Total other income and expense.........................................             (414)                486

Earnings from continuing operations before
   income taxes and accounting change..................................           18,838              20,966

Provision for income taxes.............................................            7,536               8,714
                                                                              ----------         -----------

Earnings from continuing operations
   before accounting change............................................           11,302              12,252

Income from discontinued operations, net of
   applicable income tax benefit of $2,667.............................               --               1,595

Cumulative effect of accounting change, net of applicable
   income taxes of $1,161..............................................               --              (6,509)
                                                                              ----------         -----------

Net earnings ..........................................................       $   11,302         $     7,338
                                                                              ==========         ===========
Weighted average number of
     shares outstanding................................................           25,916              26,775

Basic and diluted earnings per share:
     Continuing operations before accounting change....................       $     0.44         $      0.46
     Discontinued operations...........................................               --                0.06
     Cumulative effect of accounting change............................               --               (0.25)
                                                                              ----------         -----------
Net earnings per share.................................................       $     0.44         $      0.27
                                                                              ==========         ===========
Cash dividends per share...............................................       $     0.30         $      0.30
                                                                              ==========         ===========

See accompanying notes to unaudited consolidated condensed financial statements.


                                             Journal Communications, Inc.
                              Unaudited Consolidated Condensed Statements of Cash Flows
                                                   (in thousands)

                                                                                    First Quarter Ended
                                                                             -----------------------------------

                                                                             March 23, 2003       March 24, 2002
                                                                             --------------       --------------
Cash flow from operating activities:
     Net earnings .....................................................       $    11,302          $     7,338
     Less income from discontinued operations..........................                --                1,595
     Less cumulative effect of accounting change.......................                --               (6,509)
                                                                              -----------          -----------
     Earnings from continuing operations before accounting change......            11,302               12,252
     Adjustments for non-cash items:
         Depreciation..................................................            10,433                9,977
         Amortization..................................................               396                  352
         Provision for doubtful accounts...............................               607                  875
         Net (gain) loss from disposal of assets.......................                 3                  (18)
         Impairment of long-lived assets...............................                --                1,260
     Net changes in operating assets and liabilities,
     excluding effects of sales and acquisitions:
               Receivables.............................................             3,815                4,194
               Inventories.............................................              (348)               2,764
               Accounts payable........................................            11,481               (7,283)
               Other assets and liabilities............................              (110)                 157
                                                                              -----------          -----------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES............            37,579               24,530

Cash flow from investing activities:
     Capital expenditures for property and equipment...................           (16,784)             (16,323)
     Proceeds from sales of assets.....................................                92                   29
     Other, net........................................................               (63)                  37
                                                                              -----------          -----------
                  NET CASH USED FOR INVESTING ACTIVITIES...............           (16,755)             (16,257)

Cash flow from financing activities:
     Net increase (decrease) in notes payable to bank..................           (14,905)              64,975
     Purchases of units of beneficial interest.........................                --              (79,934)
     Sales of units of beneficial interest.............................                --               13,972
     Cash dividends....................................................            (7,775)              (7,942)
     Deferred revenue..................................................                --                  (75)
                                                                              -----------          -----------
                  NET CASH USED FOR FINANCING ACTIVITIES...............           (22,680)              (9,004)

NET CASH USED FOR DISCONTINUED OPERATIONS..............................                --                 (377)
                                                                              -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............................            (1,856)              (1,108)

Cash and cash equivalents:
     Beginning of year.................................................             8,455                8,911
                                                                              -----------          -----------

     At March 23, 2003 and March 24, 2002..............................       $     6,599          $     7,803
                                                                              ===========          ===========












See accompanying notes to unaudited consolidated condensed financial statements.

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 (in thousands)

1    BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the first quarter ended March 23, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     We reclassified certain prior year amounts to conform to the 2003 presentation.

2    ACCOUNTING PERIODS

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

3    SEGMENT INFORMATION

                                                                 First Quarter Ended
                                                          --------------------------------
                                                          March 23, 2003    March 24, 2002
                                                          --------------    --------------
     Operating revenue
     -----------------
     Publishing......................................       $   68,337       $   69,517
     Broadcasting....................................           29,462           30,680
     Telecommunications..............................           33,750           34,905
     Printing services...............................           21,025           25,028
     Other...........................................           21,893           19,925
                                                            ----------       ----------
                                                            $  174,467       $  180,055
                                                            ==========       ==========

     Operating earnings (loss)
     -------------------------
     Publishing......................................       $    3,582       $    5,235
     Broadcasting....................................            3,406            4,703
     Telecommunications..............................            9,212           10,316
     Printing services...............................            1,122              750
     Other...........................................            1,930             (524)
                                                            ----------       ----------
                                                            $   19,252       $   20,480
                                                            ==========       ==========

                                                                          December 31, 2002
                                                                          -----------------
                                                                               Audited
                                                                               -------
     Identifiable total assets
     -------------------------
     Publishing......................................       $  231,146       $  224,290
     Broadcasting....................................          294,238          298,426
     Telecommunications..............................          111,002          114,545
     Printing services...............................           29,615           31,005
     Other...........................................           74,837           76,486
                                                            ----------       ----------
                                                            $  740,838       $  744,752
                                                            ==========       ==========

4    COMPREHENSIVE INCOME

                                                               First Quarter Ended
                                                          --------------------------------
                                                          March 23, 2003   March 24, 2002
                                                          --------------   --------------

     Net earnings....................................       $   11,302       $    7,338
     Foreign currency translation adjustments........                2              173
                                                            ----------       ----------
     Comprehensive Income............................       $   11,304       $    7,511
                                                            ==========       ==========

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 (in thousands)

5    GOODWILL AND OTHER INTANGIBLE ASSETS

     Definite-lived Intangibles
     --------------------------
     Our definite-lived intangible assets consist primarily of customer lists and non-compete agreements. We amortize the customer lists over the period of time we expect the assets to contribute to our cash flows and we amortize the non-compete agreements over the terms of the contracts.

     The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of March 23, 2003 and December 31, 2002 is as follows:

                                                                Gross               Accumulated                Net
     As of March 23, 2003                                  Carrying Amount         Amortization          Carrying Amount
                                                           ---------------         ------------          ---------------
     Definite-lived intangible assets:
     Customer lists..................................     $        17,771          $   (14,951)         $         2,820
     Non-compete agreements..........................              24,813              (23,437)                   1,376
     Other...........................................               3,080               (3,052)                      28
                                                          ---------------          -----------          ---------------
     Total...........................................     $        45,664          $   (41,440)         $         4,224
                                                          ===============          ===========          ===============

                                                                Gross               Accumulated                 Net
     As of December 31, 2002                               Carrying Amount         Amortization           Carrying Amount
                                                           ---------------         ------------          ---------------
     Definite-lived intangible assets:
     Customer lists..................................     $        17,771          $   (14,830)         $         2,941
     Non-compete agreements..........................              24,813              (23,169)                   1,644
     Other...........................................               3,080               (3,045)                      35
                                                          ---------------          -----------          ---------------
     Total...........................................     $        45,664          $   (41,044)         $         4,620
                                                          ===============          ===========          ===============

     Amortization expense was $396 for the first quarter ended March 23, 2003. Estimated amortization expense for each of the next five years ending December 31 is as follows:

              Year                                              Amount
              ----                                              ------

              2003..........................................  $  1,636
              2004..........................................     1,028
              2005..........................................       455
              2006..........................................       445
              2007..........................................       410

     Indefinite-lived Intangibles
     ----------------------------
     Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Consequently, we expect the cash flows from both our broadcast licenses and our network affiliation agreements to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and network affiliation agreements at the level of separate identifiable assets and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated statements of earnings. No impairment resulted from our 2002 annual impairment test.

     There were no changes to the carrying amount of the major classes of indefinite-lived intangible assets in the first quarter ended March 23, 2003.

                          Journal Communications, Inc.
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 (in thousands)

5    GOODWILL AND OTHER INTANGIBLE ASSETS, continued

     Goodwill
     --------
     In 2002, we performed transitional impairment tests on the goodwill of six of our reporting units with goodwill. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated statements of earnings. For goodwill amortization that was nondeductible for income tax purposes, the transitional goodwill impairment charge is also nondeductible. No impairment resulted from our 2002 annual impairment test.

     There were no changes in the carrying amount of goodwill in the first quarter ended March 23, 2003.

6    NOTES PAYABLE TO BANKS

     We have a $120,000 bank revolving credit agreement, expiring April 30, 2004, to support our cash requirements. Borrowings under this credit agreement are at the Base Rate (derived from prime or Federal Fund rates) or at the LIBOR based rate. As of March 23, 2003, we had borrowings of $75,870 under the credit agreement, including $4,870 bearing interest at the Base Rate of 4.25% and $71,000 bearing interest at the LIBOR based rate of 2.21%.

7    DISCONTINUED OPERATIONS

     In January 2002, we announced the closure of Fox Cities Newspapers, a business in our publishing segment located in Appleton, Wisconsin. On April 29, 2002, we decided to liquidate IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

     The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A., during the first quarter ended March 23, 2003 and March 24, 2002:

                                                                             First Quarter Ended
                                                                    --------------------------------------
                                                                     March 23, 2003        March 24, 2002
                                                                    ----------------      ----------------


     Revenue.................................................       $            --       $          1,610
     Loss before income tax benefit of $2,667................       $            --       $         (1,072)

     There were no assets or liabilities of Fox Cities Newspapers or IPC Communication Services, S.A. included in the unaudited consolidated condensed balance sheet at March 23, 2003 and the consolidated balance sheet at December 31, 2002.

8    EXIT ACTIVITY

     Effective January 1, 2003, we adopted Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan.

     In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a business in our printing services segment, in Foothill Ranch, California. These functions will be performed by third parties, eliminating the need for all 33 employees, and will allow us to focus on our core printing services business. This action is expected to be completed in May 2003. We expect to incur expenses of $517. These costs are reported as selling and administrative expenses in the unaudited consolidated condensed statement of earnings. The liability is reported as accrued employee benefits in the unaudited consolidated condensed balance sheets.

                                             Expected         Liability at       Charges/       Payments/       Liability at
                                               Costs        January 1, 2003     Additions      Reductions      March 23, 2003
                                             --------       ---------------     ---------      ----------      --------------
     Employee severance and benefits....    $     231       $            -      $      214     $     (132)     $           82
     Facility costs.....................          261                    -              78            (78)                  -
     Other..............................           25                    -              25            (25)                  -
                                            ---------       --------------      ----------     ----------      --------------
     Total..............................    $     517       $            -      $      317     $     (235)     $           82
                                            =========       ==============      ==========     ==========      ==============

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the quarterly period ended March 23, 2003, including the notes thereto. Certain prior year amounts have been reclassified to reflect Fox Cities Newspapers and IPC Communication Services, S. A. as discontinued operations in our unaudited consolidated condensed financial statements and to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 net income.

More information regarding us is available at our website at www.jc.com. We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader's own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in that Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as "may," "will," "intend," "anticipate," "believe," or "should" and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.

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

We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. We previously reported eight business segments, which included our corporate operations and the operations of each one of our wholly-owned subsidiaries. In order to better reflect our operations as a diversified media company, and to reflect certain changes in the way our management receives internal financial information, we determined it appropriate under Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," to aggregate previously reported segments and identify new segments by type of business rather than by names of individual operating entities. As a result, we changed our reportable business segments in 2002 to the following: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers. Our broadcasting segment consists of 36 radio stations and six television stations in 11 states. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

Results of Operations

     First Quarter Ended March 23, 2003 compared to First Quarter Ended March 24, 2002

         Consolidated

Our consolidated operating revenue in the first quarter of 2003 was $174.5 million, a decrease of $5.6 million, or 3.1%, compared to $180.1 million in the first quarter of 2002. Our consolidated operating costs and expenses in the first quarter of 2003 were $102.6 million, a decrease of $1.2 million, or 1.2%, compared to $103.8 million in the first quarter of 2002. Our consolidated selling and administrative expenses in the first quarter of 2003 were $52.6 million, a decrease of $3.2 million, or 5.5%, compared to $55.8 million in the first quarter of 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the first quarter of 2003 and 2002:

                                                                              Percent of                               Percent of
                                                                                 Total                                    Total
                                                                               Operating                                Operating
                                                              2003              Revenue                2002              Revenue
                                                          ------------        ----------            -----------        -----------
                                                                                         (in millions)
Operating revenue:
Publishing.......................................         $       68.3            39.1%             $      69.5            38.6%
Broadcasting.....................................                 29.5            16.9                     30.7            17.0
Telecommunications...............................                 33.8            19.4                     34.9            19.4
Printing services................................                 21.0            12.0                     25.0            13.9
Other............................................                 21.9            12.6                     20.0            11.1
                                                          ------------           -----              -----------           -----
     Total operating revenue.....................                174.5           100.0                    180.1           100.0

Total operating costs and expenses...............                102.6            58.8                    103.8            57.6
Selling and administrative expenses..............                 52.6            30.1                     55.8            31.0
                                                          ------------           -----              -----------           -----
Total operating costs and expenses and selling
   and administrative expenses...................                155.2            88.9                    159.6            88.6
                                                          ------------           -----              -----------           -----
Total operating earnings.........................         $       19.3            11.1%             $      20.5            11.4%
                                                          ============           =====              ===========           =====

The decrease in total operating revenue was primarily due to Olympic, political and issue advertising in our television broadcasting business in the first quarter of 2002, a reduction in revenue from our largest customer in our printing services business, service disconnections in our telecommunications business and the decrease in circulation revenue and classified advertising in our publishing businesses. These decreases were partially offset by increases in our label printing business and our commercial telecommunications business.

The decrease in total operating costs and expenses was primarily due to the closure of our CD-ROM mastering and replication operations of our printing services business. The decrease in selling and administrative expenses was primarily due to the decrease in administrative payroll and benefits expense resulting from our cost control initiatives.

Our consolidated operating earnings in the first quarter of 2003 were $19.3 million, a decrease of $1.2 million, or 6.0%, compared to $20.5 million in the first quarter of 2002. The following table presents our operating earnings by segment for the first quarter of 2003 and 2002:

                                                                              Percent of                               Percent of
                                                                                 Total                                    Total
                                                                               Operating                                Operating
                                                              2003             Earnings                2002             Earnings
                                                          ------------        ----------            -----------        -----------
                                                                                         (in millions)
Publishing.......................................         $        3.6             18.7%            $       5.2            25.4 %
Broadcasting.....................................                  3.4             17.6                     4.7            22.9
Telecommunications...............................                  9.2             47.7                    10.3            50.2
Printing services................................                  1.1              5.7                     0.8             3.9
Other............................................                  2.0             10.3                    (0.5)           (2.4)
                                                          ------------            -----             -----------           -----
Total operating earnings.........................         $       19.3            100.0%            $      20.5           100.0%
                                                          ============            =====             ===========           =====

The decrease in total operating earnings was primarily due to the $5.6 million decrease in operating revenue, the additional costs related to the daily newspaper's new production facility and the decrease in the profit margin on operating revenue on telecommunications services due to service disconnections and price reductions that occurred during 2002, partially offset by decreases in operating costs and expenses and selling and administrative expenses resulting from our cost control initiatives.

Our consolidated EBITDA in the first quarter of 2003 was $30.1 million, a decrease of $0.7 million, or 2.4%, compared to $30.8 million in the first quarter of 2002. EBITDA is defined as operating earnings plus depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors' ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our operating earnings to EBITDA by segment for the first quarter of 2003 and 2002:

                                                  2003                                                 2002
                            ------------------------------------------------      ------------------------------------------------
                                         Depreciation             Percent of                  Depreciation              Percent of
                              Operating       and                    Total        Operating        and                     Total
                              Earnings   Amortization    EBITDA     EBITDA        Earnings    Amortization     EBITDA     EBITDA
                              --------   ------------    ------     ------        --------    ------------     ------     ------
                                                                         (in millions)
Publishing..............    $      3.6   $      3.8     $    7.4     24.6%       $      5.2   $      3.0    $     8.2      26.6%
Broadcasting............           3.4          1.7          5.1     17.0               4.7          1.6          6.3      20.5
Telecommunications......           9.2          3.9         13.1     43.5              10.3          3.9         14.2      46.1
Printing services.......           1.1          0.8          1.9      6.3               0.8          1.1          1.9       6.2
Other...................           2.0          0.6          2.6      8.6              (0.5)         0.7          0.2       0.6
                            ----------   ----------     --------    -----        ----------   ----------    ---------     -----
Total...................    $     19.3   $     10.8     $   30.1    100.0%       $     20.5   $     10.3    $    30.8     100.0%
                            ==========   ==========     ========    =====        ==========   ==========    =========     =====

The decrease in total EBITDA was primarily due to decreases in operating earnings in our publishing, broadcasting and telecommunications reportable segments partially offset by an increase in operating earnings in our other reportable segment.

         Publishing

Operating revenue from publishing in the first quarter of 2003 was $68.3 million, a decrease of $1.2 million, or 1.7%, compared to $69.5 million in the first quarter of 2002. Operating earnings from publishing were $3.6 million, a decrease of $1.6 million, or 31.6%, compared to $5.2 million in the first quarter of 2002. EBITDA from publishing in the first quarter of 2003 was $7.4 million, a decrease of $0.8 million, or 9.8%, compared to $8.2 million in the first quarter of 2002 (see table above for a reconciliation of publishing operating earnings to publishing EBITDA).

The following table presents our publishing operating revenue, operating earnings and EBITDA by daily newspaper and community newspapers and shoppers for the first quarter of 2003 and 2002:

                                                          2003                                            2002
                                        -----------------------------------------        -----------------------------------------
                                                        Community                                        Community
                                           Daily        Newspapers                         Daily         Newspapers
                                        Newspaper       & Shoppers       Total           Newspaper       & Shoppers        Total
                                        ---------       ----------       -----           ---------       ----------        -----
                                                                               (in millions)
Operating revenue..............         $     47.9       $    20.4     $     68.3        $    48.0       $     21.5      $    69.5
                                        ==========       =========     ==========        =========       ==========      =========
Operating earnings (loss)......         $      4.2       $    (0.6)    $      3.6        $     5.6       $     (0.4)     $     5.2
                                        ==========       =========     ==========        =========       ==========      =========
EBITDA.........................         $      7.0       $     0.4     $      7.4        $     7.5       $      0.7      $     8.2
                                        ==========       =========     ==========        =========       ==========      =========

The following table presents our publishing operating revenue by category for the first quarter of 2003 and 2002:

                                                          2003                                            2002
                                        -----------------------------------------        -----------------------------------------
                                                        Community                                        Community
                                           Daily        Newspapers                        Daily          Newspapers
                                        Newspaper       & Shoppers         Total         Newspaper       & Shoppers        Total
                                        ---------       ----------         -----         ---------       ----------        -----
                                                                               (in millions)
Advertising revenue:
     Retail....................         $     16.4      $     11.6     $     28.0        $    15.7       $     11.9      $    27.6
     Classified................               13.6             1.5           15.1             13.8              2.0           15.8
     General...................                2.5              --            2.5              2.4               --            2.4
     Other.....................                3.9             0.4            4.3              3.8              0.2            4.0
                                        ----------      ----------     ----------        ---------       ----------      ---------
     Total advertising revenue.               36.4            13.5           49.9             35.7             14.1           49.8
Circulation revenue............                9.7             0.7           10.4             10.5              0.8           11.3
Other revenue..................                1.8             6.2            8.0              1.8              6.6            8.4
                                        ----------      ----------     ----------        ---------       ----------      ---------
Total operating revenue........         $     47.9      $     20.4     $     68.3        $    48.0       $     21.5      $    69.5
                                        ==========      ==========     ==========        =========       ==========      =========

Advertising revenue in the first quarter of 2003 accounted for 73.1% of total publishing revenue compared to 71.7% in the first quarter of 2002. Retail advertising revenue in the first quarter of 2003 was $28.0 million, an increase of $0.4 million, or 1.4%, compared to $27.6 million in the first quarter of 2002. The increase is comprised of a $0.9 million increase in daily newspaper retail preprints partially offset by a $0.3 million decrease in community newspaper retail advertising and a $0.2 million decrease in daily newspaper retail ROP (run-of-press) advertisements. The shift toward retail preprints of certain major local advertisers has continued in 2003.

Classified advertising revenue in the first quarter of 2003 was $15.1 million, a decrease of $0.7 million, or 4.4%, compared to $15.8 million in the first quarter of 2002. At the daily newspaper, decreases in employment advertising of $0.4 million and automotive advertising of $0.4 million were partially offset by increases in general advertising of $0.5 million and real estate advertising of $0.1 million. The decrease in employment advertising, which accounted for almost 40.1% of total classified advertising in the first quarter of 2003, represented a 7.3% decrease from the first quarter of 2002. We believe the decrease in employment and automotive advertising resulted primarily from continuing economic weakness and uncertainty.

General advertising revenue in the first quarter of 2003 was $2.5 million, an increase of $0.1 million, or 4.2%, compared to $2.4 million in the first quarter of 2002. The increase was primarily attributable to an increase in general ROP advertising mainly from our telecommunications customers.

The following table presents the advertising linage of our daily newspaper by category for the first quarter of 2003 and 2002:

                                                                      2003             2002          Change
                                                                    --------         --------       --------
                                                                              (inches in thousands)
Advertising linage (in inches):
     Retail..........................................                 148.2            155.5         - 4.7%
     Classified......................................                 186.7            196.4         - 4.9%
     General.........................................                  11.2             10.7         + 4.7%
                                                                      -----            -----
Total advertising linage (in inches).................                 346.1            362.6         - 4.6%
                                                                      =====            =====
Preprint pieces (in millions)........................                 190.2            182.7         + 4.1%
                                                                      =====            =====

Total advertising linage in the first quarter of 2003 decreased 4.6% compared to the first quarter of 2002. The decrease was largely due to a 4.9% decrease in classified advertising and a 4.7% decrease in retail advertising partially offset by a 4.7% increase in general advertising. The decrease in classified advertising lineage is consistent with the decrease in the classified advertising revenue. Retail advertising linage decreased while preprint advertising pieces rose 4.1% primarily as a result of the shift to preprint advertising from certain major local retail customers.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the first quarter of 2003 and 2002:

                                                                 2003              2002          Change
                                                             ------------     -------------     --------
Full pages of advertising:
     Community newspapers............................              19,174            19,834       - 3.3%
     Shoppers........................................              20,406            22,752      - 10.3%
                                                             ------------     -------------
Total full pages of advertising......................              39,580            42,586       - 7.1%
                                                             ============     =============

Revenue per page.....................................        $     311.51     $      304.87       + 2.2%
                                                             ============     =============

Total pages of full page advertising in the first quarter of 2003 decreased 7.1% compared to the first quarter of 2002. The decrease was largely due to a 10.3% decrease in advertising in shoppers and a 3.3% decrease in advertising in community newspapers. Revenue per page increased 2.2% due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, niche publications and event marketing, in the first quarter of 2003 was $4.3 million, an increase of $0.3 million, or 7.5%, compared to $4.0 million in the first quarter of 2002. The increase was largely due to increased online classified advertising and event marketing.

Circulation revenue in the first quarter of 2003 accounted for 15.2% of total publishing revenue compared to 16.3% in the first quarter of 2002. Circulation revenue in the first quarter of 2003 was $10.4 million, a decrease of $0.9 million, or 8.0%, compared to $11.3 million in the first quarter of 2002. The decrease in circulation revenue is mainly attributed to an increase in circulation reduced rate offerings at the daily newspaper. Average net paid circulation for the Milwaukee Journal Sentinel's weekday edition increased 5.3% in the first quarter of 2003 compared to the first quarter of 2002. Average net paid circulation for Milwaukee Journal Sentinel's Sunday edition increased 0.8% in the first quarter of 2003 compared to the first quarter of 2002. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. Average paid circulation for our community newspapers decreased 0.8% in the first quarter of 2003 compared to the first quarter of 2002.

Other revenue, which consists primarily of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers, in the first quarter of 2003 accounted for 11.7% of total publishing revenue compared to 12.1% in the first quarter of 2002. Other revenue in the first quarter of 2003 was $8.0 million, a decrease of $0.4 million, or 4.8%, compared to $8.4 million in the first quarter of 2002. The decrease was primarily attributed to reduced press runs and page counts from existing commercial printing customers.

Publishing operating earnings in the first quarter of 2003 were $3.6 million, a decrease of $1.6 million, or 31.6%, compared to $5.2 million in the first quarter of 2002. Contributing to the decrease was $3.9 million in additional net costs related to the daily newspaper's new production facility in the first quarter of 2003 compared to $1.7 million in the first quarter of 2002.

As of March 30, 2003, all production and distribution of the daily newspaper have been transitioned to the new production facility. Although the facility is operational, many final adjustments to the equipment have not yet been made and our operators are still learning how to effectively utilize the features of the new equipment. We expect that our new presses will provide improved print reproduction quality and increased productivity, as well as additional opportunities to pursue commercial printing revenue from third parties. We do not expect to achieve full benefit from the operating efficiencies of the new production facility before at least the end of the year.

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself have resulted in certain daily newspaper advertising customers reducing their advertising spending in our daily newspaper. We have also incurred additional news gathering costs.

         Broadcasting

Operating revenue from broadcasting in the first quarter of 2003 was $29.5 million, a decrease of $1.2 million, or 4.0%, compared to $30.7 million in the first quarter of 2002. Operating earnings from broadcasting in the first quarter of 2003 were $3.4 million, a decrease of $1.3 million, or 27.6%, compared to $4.7 million in the first quarter of 2002. EBITDA from broadcasting in the first quarter of 2003 was $5.1 million, a decrease of $1.2 million, or 19.0%, compared to $6.3 million in the first quarter of 2002 (see page 10 for a reconciliation of broadcasting operating earnings to broadcasting EBITDA).

The following table presents our broadcasting operating revenue, operating earnings and EBITDA by radio stations and television stations for the first quarter of 2003 and 2002:

                                                            2003                                            2002
                                        -----------------------------------------        -----------------------------------------
                                           Radio        Television         Total           Radio          Television        Total
                                           -----        ----------         -----           -----          ----------        -----
                                                                               (in millions)
Operating revenue..............         $     14.4       $   15.1       $    29.5        $    14.9         $   15.8       $   30.7
                                        ==========       ========       =========        =========         ========       ========
Operating earnings.............         $      1.7       $    1.7       $     3.4        $     1.6         $    3.1       $    4.7
                                        ==========       ========       =========        =========         ========       ========
EBITDA.........................         $      2.5       $    2.6       $     5.1        $     2.4         $    3.9       $    6.3
                                        ==========       ========       =========        =========         ========       ========

Operating revenue from our radio stations in the first quarter of 2003 was $14.4 million, a decrease of $0.5 million, or 3.4%, compared to $14.9 million in the first quarter of 2002. The decrease was primarily attributed to a $0.5 million decrease in local advertising revenue and a $0.3 million decrease from other advertising revenue, offset by a $0.3 million increase in national advertising revenue across most markets.

Operating earnings from our radio stations in the first quarter of 2003 were $1.7 million, an increase of $0.1 million, or 6.3%, compared to $1.6 million in the first quarter of 2002. The increase was primarily attributed to a decrease in operating costs and expenses resulting from cost control initiatives at all of our radio stations.

Operating revenue from our television stations in the first quarter of 2003 was $15.1 million, a decrease of $0.7 million, or 4.4%, compared to $15.8 million in the first quarter of 2002. The decrease was primarily attributed to a $2.7 million decrease in Olympic, political and issue advertising revenue partially offset by a $1.5 million increase in local advertising revenue and a $0.5 million increase in national advertising revenue.

Operating earnings from our television stations in the first quarter of 2003 were $1.7 million, a decrease of $1.4 million, or 45.2%, compared to $3.1 million in the first quarter of 2002. The decrease was primarily attributed to the $0.7 million decrease in revenue and increases in depreciation, syndicated programming costs, selling and technology expenses at certain television stations.

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a $0.3 million negative impact on our broadcasting revenue due to reduced spending levels by some advertisers. There was hesitancy on the part of some advertisers to place schedules during the period of time leading up to the war, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks, our local news products and syndicated and local programming during their coverage of the war.

         Telecommunications

Operating revenue from telecommunications in the first quarter of 2003 was $33.8 million, a decrease of $1.1 million, or 3.3%, compared to $34.9 million in the first quarter of 2002. Operating earnings from telecommunications in the first quarter of 2003 were $9.2 million, a decrease of $1.1 million, or 10.7%, compared to $10.3 million in the first quarter of 2002. EBITDA from telecommunications in the first quarter of 2003 was $13.1 million, a decrease of $1.1 million, or 7.7%, compared to $14.2 million in the first quarter of 2002 (see page 10 for a reconciliation of telecommunications operating earnings to telecommunications EBITDA).

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the first quarter of 2003 was $21.4 million, a decrease of $1.9 million, or 8.2%, compared to $23.3 million in the first quarter of 2002. The decrease was primarily attributed to service disconnections. Monthly recurring revenue from wholesale services at the end of the first quarter of 2003 was $7.4 million compared to $7.5 million at the beginning of 2003 and $8.0 million at the end of the first quarter of 2002. During the first quarter of 2003, new customers and new circuit connections of $0.1 million in monthly recurring revenue were more than offset by service disconnections, price reductions and lost customers.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the first quarter of 2003 was $12.4 million, an increase of $0.8 million, or 6.9%, compared to $11.6 million in the first quarter of 2002. The increase was attributed to an increase in long distance services and the addition of new customers and service offerings. Monthly recurring revenue from commercial advanced data services at the end of the first quarter of 2003 of $3.1 million compared to $3.0 million at the beginning of 2003 and at the end of the first quarter of 2002. During the first quarter of 2003, new customers and new circuit connections of $0.2 million in monthly recurring revenue were offset by service disconnections, price reductions and lost customers.

The decrease in operating earnings from telecommunications was primarily attributed to the decrease in profit margins on services provided due to service disconnections and price reductions that occurred during 2002. We expect continued service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a significant decrease in our telecommunications operating earnings during 2003.

WorldCom and Global Crossing together accounted for 27.7% and 29.9% of our telecommunications revenue in the first quarter of 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. We had a pre-petition receivable, net of applicable "set-off" accounts payable, from WorldCom, which was sold to a third party in April 2003. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations. A renewal service contract with Global Crossing is being negotiated, though Global Crossing retains the right to accept or reject our current contract under federal bankruptcy law. WorldCom also has a right to accept or reject our current contract under federal bankruptcy law. If either contract is rejected, we would have an unsecured claim for the balance due on the contracts in the bankruptcy proceeding.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services. Most customers are required to pay their bill before services are provided. We continue to provide services to WorldCom and Global Crossing and receive timely payment for those services.

         Printing Services

Operating revenue from printing services in the first quarter of 2003 was $21.0 million, a decrease of $4.0 million, or 16.0%, compared to $25.0 million in the first quarter of 2002. Operating earnings from printing services in the first quarter of 2003 were $1.1 million, an increase of $0.3 million, or 49.6%, compared to $0.8 million in the first quarter of 2002. EBITDA from printing services in the first quarter of 2003 was $1.9 million, which was unchanged compared to the first quarter of 2002 (see page 10 for a reconciliation of printing services operating earnings to printing services EBITDA).

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer due to a change in their business, the closure of our Ireland operations in early 2002 and the elimination of our assembly and fulfillment operations in the fall of 2002 from our CD-ROM mastering and replications operation. Our entire CD-ROM operation was closed in February 2003.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs and an increase in the sale of products with higher margins. These increases were partially offset by the decrease in revenue and $0.3 million in closure costs related to the CD-ROM mastering and replications operations.

A large computer hardware OEM (original equipment manufacturer) accounted for 28.4% and 34.4% of our printing services revenue in the first quarter of 2003 and 2002, respectively. The loss of this business could have a material adverse effect on our results of operations.

         Other

Other operating revenue in the first quarter of 2003 was $21.9 million, an increase of $1.9 million, or 9.9%, compared to $20.0 million in the first quarter of 2002. Other operating earnings in the first quarter of 2003 were $2.0 million, an increase of $2.5 million compared to losses of $0.5 million in the first quarter of 2002. Other EBITDA in the first quarter of 2003 was $2.6 million, an increase of $2.4 million, compared to $0.2 million in the first quarter of 2002 (see page 10 for a reconciliation of other operating earnings to other EBITDA).

The following table presents our other operating revenue, operating earnings and EBITDA by business for the first quarter of 2003 and 2002:

                                                      2003                                                  2002
                                 ------------------------------------------------    ----------------------------------------------

                                               Direct       Corporate                            Direct        Corporate
                                    Label     Marketing        and                     Label    Marketing         and
                                  Printing    Services    Eliminations     Total     Printing   Services     Eliminations    Total
                                  --------    --------    ------------     -----     --------   --------     ------------    -----
                                                                             (in millions)
Operating revenue............    $   13.7    $    8.9     $      (0.7)    $  21.9    $  12.1    $    8.7     $     (0.8)     $20.0
                                 ========    ========     ===========     =======    =======    ========     ==========      ======
Operating earnings (loss)....    $    0.3    $    0.4     $       1.3     $   2.0    $  (0.2)   $   (1.0)    $      0.7      $(0.5)
                                 ========    ========     ===========     =======    =======    ========     ==========      ======
EBITDA.......................    $    0.7    $    0.6     $       1.3     $   2.6    $   0.3    $   (0.9)    $      0.8      $ 0.2
                                 ========    ========     ===========     =======    =======    ========     ==========      ======

The increase in other operating revenue was primarily attributed to an increase in the gravure label printing operation in new products for our consumer goods and beverage customers and in print and mail services and database marketing services in our direct marketing services business. Included in operating revenue from our direct marketing services is $4.6 million and $4.8 million of postage amounts billed to customers in the first quarter of 2003 and 2002, respectively.

The increase in other operating earnings was primarily attributed to the $1.3 million loss on impairment of a customer list recorded in the first quarter of 2002 at our direct marketing services business, the increase in operating revenue from our label printing and direct marketing services businesses and the decrease in operating costs and expenses resulting from our cost control initiatives.

SAB/Miller Brewing Company accounted for 43.6% and 54.7% of our label printing business' revenue in the first quarter of 2003 and 2002, respectively. In 2003, our label printing business was in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

         Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in the first quarter of 2003 were $0.1 million, a decrease of $0.5 million, or 87.8%, compared to $0.6 million in the first quarter of 2002. The decrease was primarily attributed to the decrease in cash and cash equivalents and interest income received in the first quarter of 2002 from refunds of state income taxes. Interest expense in the first quarter of 2003 was $0.5 million compared to $0.1 million in the first quarter of 2002. Gross interest expense from borrowings under our credit agreement in the first quarter of 2003 was $0.5 million compared to $0.3 million in the first quarter of 2002. Interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in the first quarter of 2003 was $0.1 million compared to $0.2 million in the first quarter of 2002.

The effective tax rate on continuing operations was 40.0% in the first quarter of 2003 compared to 41.4% in the first quarter of 2002. The difference between the statutory federal tax rate and the effective tax rate in the first quarter of 2002 was primarily the result of non deductible expenses related to litigation that was settled in 2002.

         Discontinued Operations

In January 2002, we announced the closure of Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing reportable segment.

On April 29, 2002, the board of directors of our French printing services subsidiary, approved a resolution to proceed through a liquidation process. The remaining operations of IPC Communication Services, S.A., were turned over to a liquidator on December 31, 2002.

The operations of Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in our consolidated financial statements and, accordingly, the first quarter of 2002 has been restated to reflect this treatment.

Net revenue from discontinued operations in the first quarter of 2002 was $1.6 million. Net assets of discontinued operations at March 23, 2003 and December 31, 2002 were zero. Income from discontinued operations in the first quarter of 2002 was $1.6 million. Applicable income tax benefits were $2.7 million in the first quarter of 2002.

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

Liquidity and Capital Resources

Our principal liquidity and capital requirements have been to pay dividends that have supported employee ownership and to meet our working capital and capital expenditure needs. Since 2000, we have also required liquidity to purchase units in the Journal Employees' Stock Trust Agreement (JESTA) from employees and former employees. Historically, we have relied on cash flow from operations and, in 2002, supplemented these cash flows with borrowings under our credit facility, to satisfy our liquidity and capital requirements. We believe that current cash balances, which were $6.6 million at March 23, 2003, expected cash flows from operations and borrowings under our credit facility will be adequate for the foreseeable future to provide our working capital, debt service, capital expenditures and cash dividends.

         Cash Flow

Cash provided by operating activities was $37.6 million in the first quarter of 2003 compared to $24.6 million in the first quarter of 2002. The increase is primarily attributed to recording a $8.2 million amount due for equipment for the daily newspaper's new production facility.

Cash used for investing activities was $16.8 million in the first quarter of 2003 compared to $16.3 million in the first quarter of 2002. Capital expenditures for property and equipment were $16.8 million in the first quarter of 2003 and $16.3 million in the first quarter of 2002. We continued to invest in the equipment and the building for our daily newspaper production facility and upgrades to our telecommunications fiber optic network.

Cash used for financing activities was $22.7 million in the first quarter of 2003 compared to $9.0 million in the first quarter of 2002. We decreased our borrowing under our credit agreement by $14.9 million in the first quarter of 2003 compared to the increase in borrowing of $65.0 million in the first quarter of 2002. The increased borrowing in 2002 was primarily used to purchase units of beneficial interest from employees and former employees. In the first quarter of 2003, there were no sales or purchases of units compared to purchases of units of $79.9 million and sales of units of $14.0 million in the first quarter of 2002. We paid cash dividends of $7.8 million and $7.9 million in the first quarter of 2003 and 2002, respectively.

Cash used for discontinued operations was $0.4 million in the first quarter of 2002.

We have a $120.0 million bank revolving credit agreement, expiring April 30, 2004, to support our cash requirements. As of March 23, 2003, we had borrowings of $75.9 million under this credit agreement, including $4.9 million bearing interest at the base rate of 4.25% and $71.0 million bearing interest at the LIBOR based rate of 2.21%, and immediately available credit of $44.1 million.

         Stock Trust

As of March 23, 2003, our treasury, our employees, and former employees owned units representing beneficial ownership of 90% of our stock. As of March 23, 2003, we believe that employees and former employees had outstanding balances under demand notes secured by pledges of units from various financial institutions totaling approximately $432.4 million.

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

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

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

In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a part of our printing services business. We expect to incur expenses in total of $0.5 million in connection with this action. In the first quarter of 2003, $0.3 million in closure costs was recorded.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.   Description
     ----------    -----------
       10.1        First Amendment to Credit Agreement, dated May 2, 2003,
                   among the Company and certain of its subsidiaries parties thereto, several lenders parties thereto and U.S. Bank
                   National Association, as lead arranger and administrative agent.

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


(b) Reports on Form 8-K

    Filing     Date                Items Reported                          Financial Statements Reported
    ------     ----                --------------                          -----------------------------
      8-K      February 7, 2003    Item 9 Regulation FD Disclosure         None
      8-K      March 5, 2003       Item 9 Regulation FD Disclosure         None
      8-K      March 6, 2003       Item 9 Regulation FD Disclosure         None


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


                                        JOURNAL COMMUNICATIONS, INC.
                                        ----------------------------
                                        Registrant


Date    May 6, 2003                     /s/ Steven J. Smith
                                        ----------------------------------------
                                        Steven J. Smith, Chairman and Chief
                                        Executive Officer


Date    May 6, 2003                     /s/ Paul M. Bonaiuto
                                        ----------------------------------------
                                        Paul M. Bonaiuto, Executive Vice
                                        President and Chief Financial Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date  May 6, 2003                                 /s/ Steven J. Smith
     ----------------------                       ------------------------------
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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date  May 6, 2003                                 /s/ Paul M. Bonaiuto
     ----------------------                       ------------------------------
                                                  Paul M. Bonaiuto
                                                  Executive Vice President and
                                                  Chief Financial Officer