Form 10-Q
period 2003-06-15
JOURNAL COMMUNICATIONS INC
filed 2003-07-23
CIK 54056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 15, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to Commission File Number: 0-7831

                          JOURNAL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                WISCONSIN                                 39-0382060
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

333 W. State Street, Milwaukee, Wisconsin                   53203
 (Address of principal executive offices)                 (Zip Code)


                                  414-224-2728
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)   Yes         No  X
                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 23, 2003:

                Class                           Outstanding at July 23, 2003
   Common Stock, par value $0.125                        28,800,000

    Units of Beneficial Interest                         25,920,000*

* 2,884,263 of which were held by us in treasury

                          JOURNAL COMMUNICATIONS, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets as of
                    June 15, 2003 (Unaudited) and December 31, 2002           2

                   Unaudited Consolidated Condensed Statements of
                    Earnings for the Second Quarter and Two
                    Quarters Ended June 15, 2003 and June 16, 2002            3

                   Unaudited Consolidated Condensed Statements of
                    Cash Flows for the Two Quarters Ended June 15,
                    2003 and June 16, 2002                                    4

                   Notes to Unaudited Consolidated Condensed
                     Financial Statements as of June 15, 2003                 5


          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8


          Item 3.  Quantitative and Qualitative Disclosure of
                    Market Risk                                              23


          Item 4.  Controls and Procedures                                   23


Part II.  Other Information


          Items 1 - 3                                                        23


          Items 4 - 6                                                        24

                                  PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   JOURNAL COMMUNICATIONS, INC.
                              Consolidated Condensed Balance Sheets
                             (in thousands, except per share amounts)

ASSETS                                                          June 15, 2003   December 31, 2002
                                                                -------------   -----------------
                                                                 (unaudited)
Current assets:
   Cash and cash equivalents ................................     $   4,192         $   8,455
   Receivables, less allowance for doubtful
    accounts of $6,992 and $6,453 ...........................        92,181            89,920
   Inventories, lower of cost (first-in-first-out)
    or market:
      Paper and supplies ....................................         6,403             7,725
      Work in process .......................................         1,060             3,456
      Finished goods ........................................         7,954             5,019
                                                                  ---------         ---------
                                                                     15,417            16,200

   Prepaid expenses .........................................        10,004            11,786
   Deferred income taxes ....................................         8,164             8,164
                                                                  ---------         ---------
   TOTAL CURRENT ASSETS .....................................       129,958           134,525

Property and equipment, at cost, less accumulated
 depreciation of  $332,867 and $345,333 .....................       328,587           324,405

Goodwill ....................................................       113,373           111,998
Broadcast licenses ..........................................       125,492           125,492
Other intangible assets, net ................................        11,369            12,115
Prepaid pension costs .......................................        29,156            30,337
Other assets ................................................         4,987             5,880
                                                                  ---------         ---------
     TOTAL ASSETS ...........................................     $ 742,922         $ 744,752
                                                                  =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks ...................................     $  74,370         $  90,775
   Accounts payable .........................................        42,395            37,757
   Accrued compensation .....................................        19,762            29,712
   Deferred revenue .........................................        22,007            20,741
   Accrued employee benefits ................................         9,407             9,576
   Other current liabilities ................................        20,091             9,525
   Current portion of long-term liabilities .................           581             1,645
                                                                  ---------         ---------
   TOTAL CURRENT LIABILITIES ................................       188,613           199,731

Accrued employee benefits ...................................        16,948            16,945
Other long-term liabilities .................................         8,894             9,238
Deferred income taxes .......................................        42,294            42,294

Shareholders' equity:
   Common stock, authorized and issued 28,800 shares
    ($0.125 par value) ......................................         3,600             3,600
   Retained earnings ........................................       590,990           581,361
                                                                  ---------         ---------
   Units of beneficial interest in treasury, at cost ........      (108,417)         (108,417)

   TOTAL SHAREHOLDERS' EQUITY ...............................       486,173           476,544
                                                                  ---------         ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............     $ 742,922         $ 744,752
                                                                  =========         =========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

         See accompanying notes to unaudited consolidated condensed financial statements.

                                         JOURNAL COMMUNICATIONS, INC.
                            Unaudited Consolidated Condensed Statements of Earnings
                                   (in thousands, except per share amounts)

                                                       Second Quarter Ended             Two Quarters Ended
                                                  -----------------------------   -----------------------------
                                                  June 15, 2003   June 16, 2002   June 15, 2003   June 16, 2002
                                                  -------------   -------------   -------------   -------------
Continuing operations:
Operating revenue:
   Publishing .................................     $  74,168       $  73,801       $ 142,505       $ 143,318
   Broadcasting ...............................        35,061          34,931          64,523          65,611
   Telecommunications .........................        34,618          34,194          68,368          69,099
   Printing services ..........................        19,180          21,246          40,205          46,274
   Other ......................................        22,039          21,859          43,932          41,784
                                                    ---------       ---------       ---------       ---------
Total operating revenue .......................       185,066         186,031         359,533         366,086

Operating costs and expenses:
   Publishing .................................        37,045          33,339          71,773          67,219
   Broadcasting ...............................        14,614          13,413          28,454          26,496
   Telecommunications .........................        19,257          18,607          37,819          36,830
   Printing services ..........................        16,225          18,112          33,259          39,608
   Other ......................................        18,090          17,926          36,485          35,075
                                                    ---------       ---------       ---------       ---------
Total operating costs and expenses ............       105,231         101,397         207,790         205,228

Selling and administrative expenses ...........        55,653          51,447         108,309         107,191
                                                    ---------       ---------       ---------       ---------
Total operating costs and expenses and
 selling and administrative expenses ..........       160,884         152,844         316,099         312,419

Operating earnings ............................        24,182          33,187          43,434          53,667

Other income and expense:
   Interest income and dividends ..............            59             202             136             833
   Interest expense, net ......................          (898)           (163)         (1,389)           (308)
                                                    ---------       ---------       ---------       ---------
Total other income and expense ................          (839)             39          (1,253)            525

Earnings from continuing operations before
 income taxes and accounting change ...........        23,343          33,226          42,181          54,192

Provision for income taxes ....................         9,467          14,884          17,003          23,598
                                                    ---------       ---------       ---------       ---------

Earnings from continuing operations
   before accounting change ...................        13,876          18,342          25,178          30,594

Loss from discontinued operations, net
 of applicable income tax benefit of
 $0, $2,515, $0, and $5,182 ...................          --            (1,684)           --               (89)

Cumulative effect of accounting change,
 net of applicable income taxes of $1,161 .....          --              --              --            (6,509)
                                                    ---------       ---------       ---------       ---------

Net earnings ..................................     $  13,876       $  16,658    $     25,178       $  23,996
                                                    =========       =========       =========       =========

Weighted average number of shares
 outstanding ..................................        25,916          26,749          25,916          26,762

Basic and diluted earnings per share:
   Continuing operations before
    accounting change .........................     $    0.54       $    0.69    $       0.97       $    1.14
   Discontinued operations ....................          --             (0.06)           --              --
   Cumulative effect of accounting change .....          --              --              --             (0.24)
                                                    ---------       ---------       ---------       ---------
Net earnings per share ........................     $    0.54       $    0.63    $       0.97       $    0.90
                                                    =========       =========       =========       =========

Cash dividends per share ......................     $    0.30       $    0.30    $       0.60       $    0.60
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

                                JOURNAL COMMUNICATIONS, INC.
                  Unaudited Consolidated Condensed Statements of Cash Flows
                                       (in thousands)

                                                                     Two Quarters Ended
                                                               -----------------------------
                                                               June 15, 2003   June 16, 2002
                                                               -------------   -------------
Cash flow from operating activities:
   Net earnings .............................................    $ 25,178        $ 23,996
   Less loss from discontinued operations ...................        --               (89)
   Less cumulative effect of accounting change ..............        --            (6,509)
                                                                 --------        --------
   Earnings from continuing operations before
    accounting change .......................................      25,178          30,594
   Adjustments for non-cash items:
      Depreciation ..........................................      21,142          20,208
      Amortization ..........................................         772             942
      Provision for doubtful accounts .......................       1,399           1,494
      Net loss from disposal of assets ......................         808             215
      Impairment of long-lived assets .......................        --             1,260
   Net changes in operating assets and liabilities,
    excluding effects of sales and acquisitions:
      Receivables ...........................................      (3,538)         (2,700)
      Inventories ...........................................         783           2,023
      Accounts payable ......................................       4,135          (6,985)
      Other assets and liabilities ..........................       3,479           3,018
                                                                 --------        --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      54,158          50,069

Cash flow from investing activities:
   Capital expenditures for property and equipment ..........     (27,885)        (27,591)
   Proceeds from sales of assets ............................       1,803             434
   Acquisition of business ..................................      (1,450)           --
   Other, net ...............................................       1,214             239
                                                                 --------        --------
         NET CASH USED FOR INVESTING ACTIVITIES .............     (26,318)        (26,918)

Cash flow from financing activities:
   Net increase (decrease) in notes payable to bank .........     (16,405)         46,945
   Purchases of units of beneficial interest ................        --           (93,186)
   Sales of units of beneficial interest ....................        --            38,709
   Cash dividends ...........................................     (15,549)        (15,982)
   Deferred revenue .........................................        (149)           (149)
                                                                 --------        --------
         NET CASH USED FOR FINANCING ACTIVITIES .............     (32,103)        (23,663)

NET CASH USED FOR DISCONTINUED OPERATIONS ...................        --            (1,408)
                                                                 --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................      (4,263)         (1,920)

Cash and cash equivalents
   Beginning of year ........................................       8,455           8,911
                                                                 --------        --------

   At June 15, 2003 and June 16, 2002 .......................    $  4,192        $  6,991
                                                                 ========        ========


      See accompanying notes to unaudited consolidated condensed financial statements.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 (in thousands)

1    BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the two quarters ended June 15, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

3    SEGMENT INFORMATION

                                       Second Quarter Ended             Two Quarters Ended
                                  -----------------------------   -----------------------------
                                  June 15, 2003   June 16, 2002   June 15, 2003   June 16, 2002
                                  -------------   -------------   -------------   -------------
     Operating revenue
     -----------------
     Publishing ...............     $ 74,168        $ 73,801        $142,505        $143,318
     Broadcasting .............       35,061          34,931          64,523          65,611
     Telecommunications .......       34,618          34,194          68,368          69,099
     Printing services ........       19,180          21,246          40,205          46,274
     Other ....................       22,039          21,859          43,932          41,784
                                    --------        --------        --------        --------
                                    $185,066        $186,031        $359,533        $366,086
                                    ========        ========        ========        ========

     Operating earnings
     ------------------
     Publishing ...............     $  8,065        $ 10,304        $ 11,647        $ 15,539
     Broadcasting .............        7,051           7,519          10,457          12,222
     Telecommunications .......        8,898           9,266          18,110          19,582
     Printing services ........          611             313           1,733           1,063
     Other ....................         (443)          5,785           1,487           5,261
                                    --------        --------        --------        --------
                                    $ 24,182        $ 33,187        $ 43,434        $ 53,667
                                    ========        ========        ========        ========

                                              June 15, 2003    December 31, 2002
                                              -------------    -----------------
                                                                    Audited
     Identifiable total assets                                      -------
     -------------------------
     Publishing...........................      $ 232,133          $ 224,290
     Broadcasting.........................        297,840            298,426
     Telecommunications...................        110,102            114,545
     Printing services....................         26,879             31,005
     Other................................         75,968             76,486
                                                ---------          ---------
                                                $ 742,922          $ 744,752
                                                =========          =========

4    COMPREHENSIVE INCOME

                                        Second Quarter Ended              Two Quarters Ended
                                    -----------------------------   -----------------------------
                                    June 15, 2003   June 16, 2002   June 15, 2003   June 16, 2002
                                    -------------   -------------   -------------   -------------
     Net earnings ................    $ 13,876        $ 16,658         $ 25,178       $ 23,996
     Foreign currency
      translation adjustments.....          (2)           (598)            --             (425)
                                      --------        --------         --------       --------
     Comprehensive Income ........    $ 13,874        $ 16,060         $ 25,178       $ 23,571
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

     The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of June 15, 2003 and December 31, 2002 is as follows:

                                                  Gross        Accumulated          Net
     As of June 15, 2003                     Carrying Amount   Amortization   Carrying Amount
                                             ---------------   ------------   ---------------
     Definite-lived intangible assets:
     Customer lists.......................      $  18,011       $ (15,292)        $  2,699
     Non-compete agreements...............         24,838         (23,684)           1,154
     Other................................          2,840          (2,840)              --
                                                ---------       ---------         --------
     Total................................      $  45,689       $ (41,816)        $  3,873
                                                =========       =========         ========

                                                  Gross        Accumulated          Net
     As of December 31, 2002                 Carrying Amount   Amortization   Carrying Amount
                                             ---------------   ------------   ---------------
     Definite-lived intangible assets:
     Customer lists.......................      $  17,771       $ (14,830)        $  2,941
     Non-compete agreements...............         24,813         (23,169)           1,644
     Other................................          3,080          (3,045)              35
                                                ---------       ---------         --------
     Total................................      $  45,664       $ (41,044)        $  4,620
                                                =========       =========         ========

     Amortization expense was $376 for the second quarter ended June 15, 2003 and $772 for the two quarters ended June 15, 2003. Estimated amortization expense for each of the next five years ending December 31 is as follows:

     Year                                                            Amount
     ----                                                           --------
     2003..................................................         $  1,641
     2004..................................................            1,036
     2005..................................................              463
     2006..................................................              449
     2007..................................................              410

     Indefinite-lived Intangibles
     ----------------------------
     Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Consequently, we expect the cash flows from both our broadcast licenses and our network affiliation agreements to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and network affiliation agreements as of January 1, 2002 at the level of separate identifiable assets and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated statements of earnings. No impairment resulted from our 2002 annual impairment test.

     There were no changes to the carrying amount of the major classes of indefinite-lived intangible assets in the two quarters ended June 15, 2003.

     Goodwill
     --------
     In 2002, we performed transitional impairment tests on the carrying value of goodwill as of January 1, 2002. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated statements of earnings. For goodwill amortization that was nondeductible for income tax purposes, the transitional goodwill impairment charge is also nondeductible. No impairment resulted from our 2002 annual impairment test.

                          JOURNAL COMMUNICATIONS, INC.
         Notes to Unaudited Consolidated Condensed Financial Statements
                                 (in thousands)

     The changes in the carrying amount of goodwill in the two quarters ended June 15, 2003 are as follows:

                                            Goodwill at     Goodwill related    Goodwill at
           Reporting Unit                 January 1, 2003    to Acquisitions   June 15, 2003
           --------------                 ---------------   ----------------   -------------

     Daily newspaper....................     $   2,084          $     --         $   2,084
     Community newspapers & shoppers....        24,835             1,375            26,210
     Broadcasting.......................        82,119                --            82,119
     Telecommunications.................           188                --               188
     Label printing.....................         2,362                --             2,362
     Direct marketing services..........           410                --               410
                                             ---------          --------         ---------
     Total..............................     $ 111,998          $  1,375         $ 113,373
                                             =========          ========         =========

6    NOTES PAYABLE TO BANKS

     We have a $120,000 bank revolving credit agreement, expiring April 30, 2004, to support our cash requirements. Borrowings under this credit agreement are at the Base Rate (derived from prime or Federal Fund rates) or at the LIBOR based rate. As of June 15, 2003, we had borrowings of $74,370 under the credit agreement, including $4,370 bearing interest at the Base Rate of 4.25% and $70,000 bearing interest at the LIBOR based rate of 2.21%.

7    DISCONTINUED OPERATIONS

     In January 2002, we announced the closure of Fox Cities Newspapers, a business in our publishing segment located in Appleton, Wisconsin. On April 29, 2002, we decided to liquidate IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

     The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A.:

                                              Second Quarter Ended             Two Quarters Ended
                                         -----------------------------   -----------------------------
                                         June 15, 2003   June 16, 2002   June 15, 2003   June 16, 2002
                                         -------------   -------------   -------------   -------------
     Operating revenue ................     $     --       $  1,272         $    --        $  2,882
     Loss before income tax benefit
      of $2,515 and $5,182 ............     $     --       $ (4,199)        $    --        $ (5,271)

     There were no assets or liabilities of Fox Cities Newspapers or IPC Communication Services, S.A. included in the unaudited consolidated condensed balance sheet at June 15, 2003 and the consolidated balance sheet at December 31, 2002.

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

     In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a business in our printing services segment, in Foothill Ranch, California. These functions will be performed by third parties, eliminating the need for all 33 employees, and will allow us to focus on our core printing services business. This action was completed in May 2003. We incurred expenses of $505. These costs are reported as selling and administrative expenses in the unaudited consolidated condensed statement of earnings. The liability is reported as accrued employee benefits in the unaudited consolidated condensed balance sheet at June 15, 2003.

                                             Liability at     Charges/    Payments/    Liability at
                                           January 1, 2003   Additions   Reductions   June 15, 2003
                                           ---------------   ---------   ----------   -------------
     Employee severance and benefits.....      $     --       $   296     $  (286)        $   10
     Facility costs......................            --           152        (152)            --
        Other............................            --            57         (57)            --
                                               --------       -------     -------         ------
        Total............................      $     --       $   505     $  (495)        $   10
                                               ========       =======     =======         ======

                          JOURNAL COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the second quarter and the two quarters ended June 15, 2003, including the notes thereto. Certain prior year amounts have been reclassified to reflect Fox Cities Newspapers and IPC Communication Services, S. A. as discontinued operations in our unaudited consolidated condensed financial statements and to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 net earnings.

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

Results of Operations

     Second Quarter Ended June 15, 2003 compared to Second Quarter Ended June 16, 2002

     Consolidated

Our consolidated operating revenue in the second quarter of 2003 was $185.1 million, a decrease of $0.9 million, or 0.5%, compared to $186.0 million in the second quarter of 2002. Our consolidated operating costs and expenses in the second quarter of 2003 were $105.2 million, an increase of $3.8 million, or 3.8%, compared to $101.4 million in the second quarter of 2002. Our consolidated selling and administrative expenses in the second quarter of 2003 were $55.7 million, an increase of $4.3 million, or 8.2%, compared to $51.4 million in the second quarter of 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the second quarter of 2003 and 2002:

                                                      Percent of              Percent of
                                                        Total                   Total
                                                      Operating               Operating
                                             2003      Revenue       2002      Revenue
                                           --------   ----------   --------   ----------
                                                       (dollars in millions)
Operating revenue:
Publishing...............................  $  74.2       40.1%     $  73.8       39.7%
Broadcasting.............................     35.1       18.9         34.9       18.8
Telecommunications.......................     34.6       18.7         34.2       18.4
Printing services........................     19.2       10.4         21.2       11.4
Other....................................     22.0       11.9         21.9       11.7
                                           -------      -----      -------      -----
     Total operating revenue.............    185.1      100.0        186.0      100.0

Total operating costs and expenses.......    105.2       56.9        101.4       54.5
Selling and administrative expenses......     55.7       30.0         51.4       27.7
                                           -------      -----      -------      -----
Total operating costs and expenses and
 selling and administrative expenses.....    160.9       86.9        152.8       82.2
                                           -------      -----      -------      -----
Total operating earnings.................  $  24.2       13.1%     $  33.2       17.8%
                                           =======      =====      =======      =====

The decrease in total operating revenue was primarily due to a reduction in revenue from our largest customer in our printing services business, Dell Computer Corporation, partially offset by the increase from commercial telecommunication services, the increase in retail advertising at our daily newspaper, the increase in direct mail services from our direct marketing services business of our other reportable segment and an increase in local advertising at our television broadcasting business.

The increase in total operating costs and expenses was primarily due to additional costs related to the daily newspaper's transition to its new production facility. The increase in selling and administrative expenses was primarily due to the reduction in the litigation reserve in the second quarter of 2002 and the recording of a liability for employment taxes in the second quarter of 2003.

Our consolidated operating earnings in the second quarter of 2003 were $24.2 million, a decrease of $9.0 million, or 27.1%, compared to $33.2 million in the second quarter of 2002. The following table presents our operating earnings by segment for the second quarter of 2003 and 2002:

                                              Percent of              Percent of
                                                Total                   Total
                                              Operating               Operating
                                     2003      Earnings      2002      Earnings
                                   --------   ----------   --------   ----------
                                              (dollars in millions)

Publishing......................   $   8.1       33.3%     $  10.3       31.0%

Broadcasting....................       7.0       29.2          7.5       22.7
Telecommunications..............       8.9       36.8          9.3       27.9
Printing services...............       0.6        2.5          0.3        0.9
Other...........................      (0.4)      (1.8)         5.8       17.5
                                   -------      -----      -------      -----
Total operating earnings........   $  24.2      100.0%     $  33.2      100.0%
                                   =======      =====      =======      =====

The decrease in total operating earnings was primarily due to the decrease in the litigation reserve in the second quarter of 2002 and the recording of a liability for employment taxes in the second quarter of 2003 at our other reportable segment, the additional costs related to the daily newspaper's new production facility, the increase in depreciation at our television broadcasting business and the decrease in the profit margin on operating revenue on telecommunications services due to service disconnections and price reductions that occurred during 2002, partially offset by decreases in operating costs and expenses at our printing services business.

Our consolidated EBITDA in the second quarter of 2003 was $35.3 million, a decrease of $8.7 million, or 19.8%, compared to $44.0 million in the second quarter of 2002. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors' ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the second quarter of 2003 and 2002:

                                                          2003           2002
                                                        --------       --------
                                                             (in millions)
Net earnings.......................................     $  13.9        $  16.7
Total other (income) and expense...................         0.8             --
Provision for income taxes.........................         9.5           14.9
Loss from discontinued operations, net.............          --            1.7
Depreciation.......................................        10.7           10.2
Amortization.......................................         0.4            0.5
                                                        -------        -------
EBITDA.............................................     $  35.3        $  44.0
                                                        =======        =======

The decrease in total EBITDA is consistent with decreases in operating earnings in our other, publishing, broadcasting and telecommunications reportable segments partially offset by an increase in operating earnings at our printing services reportable segment.

     Publishing

Operating revenue from publishing in the second quarter of 2003 was $74.2 million, an increase of $0.4 million, or 0.5%, compared to $73.8 million in the second quarter of 2002. Operating earnings from publishing in the second quarter of 2003 were $8.1 million, a decrease of $2.2 million, or 21.7%, compared to $10.3 million in the second quarter of 2002.

The following table presents our publishing operating revenue by category for the second quarter of 2003 and 2002:

                                                2003                                   2002
                                  ----------------------------------    ----------------------------------
                                               Community                             Community
                                    Daily      Newspapers                 Daily      Newspapers
                                  Newspaper    & Shoppers     Total     Newspaper    & Shoppers     Total
                                  ---------    ----------    -------    ---------    ----------    -------
                                                               (in millions)
Advertising revenue:
   Retail......................    $  19.0      $   13.5     $  32.5     $  17.7      $   13.7     $  31.4
   Classified..................       14.0           2.2        16.2        15.0           2.6        17.6
   General.....................        2.5            --         2.5         2.2            --         2.2
   Other.......................        4.0           0.7         4.7         3.4           0.4         3.8
                                   -------      --------     -------     -------      --------     -------
   Total advertising revenue...       39.5          16.4        55.9        38.3          16.7        55.0
Circulation revenue............        9.9           0.7        10.6        10.6           0.7        11.3
Other revenue..................        1.0           6.7         7.7         0.6           6.9         7.5
                                   -------      --------     -------     -------      --------     -------
Total operating revenue........    $  50.4      $   23.8     $  74.2     $  49.5      $   24.3     $  73.8
                                   =======      ========     =======     =======      ========     =======

Advertising revenue in the second quarter of 2003 accounted for 75.3% of total publishing revenue compared to 74.5% in the second quarter of 2002.

Retail advertising revenue in the second quarter of 2003 was $32.5 million, an increase of $1.1 million, or 3.5%, compared to $31.4 million in the second quarter of 2002. The increase is comprised of a $0.8 million increase in daily newspaper retail ROP (run-of-press) and a $0.5 million increase in daily newspaper retail preprints offset by a $0.2 million decrease in community newspaper retail advertising. The increase in advertising revenue at the daily newspaper in the second quarter of 2003 is primarily due to a new advertising program for a large retail customer and an increase in advertising revenue from several telecommunications customers. The shift to preprint advertising from retail ROP by certain major local retail customers continued in the second quarter of 2003.

Classified advertising revenue in the second quarter of 2003 was $16.2 million, a decrease of $1.4 million, or 8.0%, compared to $17.6 million in the second quarter of 2002. Decreases in employment advertising of $0.8 million and automotive advertising of $0.4 million at our daily newspaper and a $0.4 million decrease at our community newspapers and shoppers were partially offset by increases in general advertising of $0.1 million and real estate advertising of $0.1 million. The decrease in employment advertising, which accounted for 29.6% of total classified advertising in the second quarter of 2003, represented a 15.2% decrease from the second quarter of 2002. We believe the decrease in employment and automotive advertising resulted primarily from continuing economic weakness and uncertainty.

General advertising revenue in the second quarter of 2003 was $2.5 million, an increase of $0.3 million, or 13.6%, compared to $2.2 million in the second quarter of 2002. The increase was attributable to an increase in general preprints mainly from a large computer hardware manufacturer.

The following table presents our daily newspaper's core newspaper advertising linage by category for the second quarter of 2003 and 2002:

                                                      2003      2002     Change
                                                     ------    ------    ------
Advertising linage (inches in thousands):
   Full run
     Retail...................................        168.8     160.7     +5.0%
     Classified...............................        207.6     215.4     -3.6%
     General..................................         10.7      10.6     +0.9%
                                                     ------    ------
Total full run................................        387.1     386.7     +0.1%
Part run......................................         28.8      22.0    +30.9%
                                                     ------    ------
Total advertising linage......................        415.9     408.7     +1.8%
                                                     ======    ======

Preprint pieces (in millions).................        189.3     174.8     +8.3%
                                                     ======    ======

Total advertising linage in the second quarter of 2003 increased 1.8% compared to the second quarter of 2002. The increase was largely due to a 30.9% increase in part run linage and a 0.1% increase in full run linage. The part run linage in the second quarter of 2003 increased primarily due to an increase in zoned retail advertising. Full run linage increased in the second quarter of 2003 primarily due to a 5.0% increase in retail advertising and a 0.9% increase in general advertising partially offset by a 3.6% decrease in classified advertising. The increase in retail advertising linage is consistent with its revenue increase and the increase in general advertising linage is due to increased general ROP revenue from telecommunications and pharmaceutical customers while the decrease in classified advertising linage is consistent with its revenue decrease. Preprint advertising pieces rose 8.3% primarily as a result of the continuing shift to preprint advertising from by certain major local retail customers.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the second quarter of 2003 and 2002:

                                                  2003        2002      Change
                                                --------    --------    ------
Full pages of advertising:
     Community newspapers................         21,592      22,814     -5.4%
     Shoppers............................         23,036      25,552     -9.8%
                                                --------    --------
Total full pages of advertising..........         44,628      48,366     -7.7%
                                                ========    ========

Revenue per page.........................       $ 327.19    $ 313.69     +4.3%
                                                ========    ========

Total pages of full page advertising in the second quarter of 2003 decreased 7.7% compared to the second quarter of 2002. The decrease was largely due to a 9.8% decrease in advertising in shoppers and a 5.4% decrease in advertising in community newspapers. This corresponds with the decrease in community newspapers and shoppers advertising revenue. Revenue per page increased 4.3% due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, niche publications and event marketing, in the second quarter of 2003 was $4.7 million, an increase of $0.9 million, or 23.7%, compared to $3.8 million in the second quarter of 2002. The increase was largely due to increases in direct mail advertising and online classified advertising.

Circulation revenue in the second quarter of 2003 accounted for 14.3% of total publishing revenue compared to 15.3% in the second quarter of 2002. Circulation revenue in the second quarter of 2003 was $10.6 million, a decrease of $0.7 million, or 6.2%, compared to $11.3 million in the second quarter of 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. Average net paid circulation for the Milwaukee Journal Sentinel's weekday edition increased 5.3% in the second quarter of 2003 compared to the second quarter of 2002. Average net paid circulation for Milwaukee Journal Sentinel's Sunday edition increased 0.5% in the second quarter of 2003 compared to the second quarter of 2002. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. Average paid circulation for our community newspapers decreased 0.1% in the second quarter of 2003 compared to the second quarter of 2002.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and promotional and distribution revenue of our daily newspaper, in the second quarter of 2003 accounted for 10.4% of total publishing revenue compared to 10.2% in the second quarter of 2002. Other revenue in the second quarter of 2003 was $7.7 million, an increase of $0.2 million, or 2.7%, compared to $7.5 million in the second quarter of 2002. The increase was primarily attributed to an increase in promotional revenue at the daily newspaper. Commercial printing revenue at our community newspapers and shoppers remained flat compared to the second quarter of 2002.

Publishing operating earnings in the second quarter of 2003 were $8.1 million, a decrease of $2.2 million, or 21.7%, compared to $10.3 million in the second quarter of 2002. The decrease was attributed to $1.6 million in additional costs related to the daily newspaper's production operations being conducted in two facilities and an increase of $0.6 million in the cost of newsprint. Included in the $1.6 million of additional costs were $0.6 million for equipment disposal costs, a $0.6 million increase in depreciation expense and $0.2 million increase in payroll and benefits costs. The increase in the cost of newsprint was primarily attributed to price increases totaling $0.9 million partially offset by $0.3 million in savings at the daily newspaper from utilizing a smaller page size.

As of March 30, 2003, all production and distribution of the daily newspaper have been transitioned to the new production facility. Production and distribution of the newspaper were done at both the old and new production facilities from October 2002 until March 2003. Although the facility is operational, many final adjustments to the equipment have not yet been made and our operators are still learning how to effectively utilize the features of the new equipment. We expect that our new presses will provide improved print reproduction quality and increased productivity, as well as additional opportunities to pursue commercial printing revenue from third parties. We do not expect to achieve full benefit from the operating efficiencies of the new production facility before the end of the year.

     Broadcasting

Operating revenue from broadcasting in the second quarter of 2003 was $35.1 million, an increase of $0.2 million, or 0.4%, compared to $34.9 million in the second quarter of 2002. Operating earnings from broadcasting in the second quarter of 2003 were $7.0 million, a decrease of $0.5 million, or 6.2%, compared to $7.5 million in the second quarter of 2002.

Operating revenue from our radio stations in the second quarter of 2003 was $17.9 million, a decrease of $0.2 million, or 1.1%, compared to $18.1 million in the second quarter of 2002. The decrease was primarily attributed to a $0.2 million decrease in local advertising revenue and a $0.1 million decrease from other advertising revenue, offset by a $0.1 million increase in national advertising revenue across most markets.

Operating earnings from our radio stations in the second quarter of 2003 were $3.7 million, an increase of $0.3 million, or 8.8%, compared to $3.4 million in the second quarter of 2002. The increase was primarily attributed to a decrease in operating costs and expenses resulting from cost control initiatives at all of our radio stations.

Operating revenue from our television stations in the second quarter of 2003 was $17.2 million, an increase of $0.4 million, or 2.4%, compared to $16.8 million in the second quarter of 2002. The increase was primarily attributed to an increase of $0.7 million in local advertising revenue in most markets offset by decreases of $0.2 in national advertising revenue and $0.1 million in production revenue.

Operating earnings from our television stations in the second quarter of 2003 were $3.3 million, a decrease of $0.8 million, or 19.5%, compared to $4.1 million in the second quarter of 2002. The decrease was primarily attributed to increases in news expenses, technology and depreciation expenses, programming expenses and promotional expenses.

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a $0.3 million negative impact on our television broadcasting revenue in the second quarter of 2003 due to reduced spending levels by some advertisers. There was hesitancy on the part of some advertisers to place schedules after the war began and cancellations by some advertisers during the war.

     Telecommunications

Operating revenue from telecommunications in the second quarter of 2003 was $34.6 million, an increase of $0.4 million, or 1.2%, compared to $34.2 million in the second quarter of 2002. Operating earnings from telecommunications in the second quarter of 2003 were $8.9 million, a decrease of $0.4 million, or 4.0%, compared to $9.3 million in the second quarter of 2002.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the second quarter of 2003 was $21.6 million, a decrease of $1.0 million, or 4.4%, compared to $22.6 million in the second quarter of 2002. The decrease was primarily attributed to service disconnections. Due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. We believe this is primarily the result of financially weaker customers going out of business, along with current customers eliminating excess network capacity and thus minimizing their costs. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers' "end-user" customer base. Monthly recurring revenue from wholesale services was $7.4 million at both the end and the beginning of the second quarter of 2003 compared to $7.6 million at the end of the second quarter of 2002. During the second quarter of 2003, new circuit connections of $0.3 million in monthly recurring revenue were offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the second quarter of 2003 was $13.0 million, an increase of $1.4 million, or 12.1%, compared to $11.6 million in the second quarter of 2002. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of the second quarter of 2003 was $3.2 million compared to $3.1 million at the beginning of the second quarter of 2003 and $3.0 million at the end of the second quarter of 2002.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and 2002. We expect service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a significant decrease in our telecommunications operating earnings during 2003.

WorldCom and Global Crossing together accounted for 18.4% and 17.9% of our telecommunications revenue in the second quarter of 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. In April 2003, we sold our WorldCom pre-petition receivable, net of applicable "set-off" accounts payable, to a third party. We continue to provide services to WorldCom and Global Crossing and receive advance or timely payment for those services. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations. In addition to the legal costs of protecting our interests and maintaining the revenue from these contracts, we remain at risk to lose a portion of our business through rejection of some or all of those underlying pre-petition circuit orders and/or the re-pricing of continued services post bankruptcy. A renewal service contract with Global Crossing is being negotiated, though Global Crossing retains the right to accept or reject our current contract under federal bankruptcy law. WorldCom also has a right to accept or reject our current contract under federal bankruptcy law. If either contract is rejected, we would have an unsecured claim for the balance due on the contracts in the bankruptcy proceeding.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services and we have the contractual ability to turn off service if a payment problem exits. Most customers are required to pay their bill before services are provided.

     Printing Services

Operating revenue from printing services in the second quarter of 2003 was $19.2 million, a decrease of $2.0 million, or 9.7%, compared to $21.2 million in the second quarter of 2002. Operating earnings from printing services in the second quarter of 2003 were $0.6 million, an increase of $0.3 million, or 95.2%, compared to $0.3 million in the second quarter of 2002.

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to switch vendors for one of the several products they purchase from us, as well as the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan in the third quarter of 2002 and the closure of our CD-ROM mastering and replications operation in February 2003.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs. These increases were partially offset by the decreases in sales of products with higher margins, a $0.3 million charge for the settlement of a customer invoicing dispute and $0.2 million in closure costs related to the CD-ROM mastering and replications operations.

Dell Computer Corporation accounted for 27.8% and 37.0% of our printing services revenue in the second quarter of 2003 and 2002, respectively. The loss of this business could have a material adverse effect on our results of operations.

     Other

Other operating revenue in the second quarter of 2003 was $22.0 million, an increase of $0.1 million, or 0.8%, compared to $21.9 million in the second quarter of 2002. Other operating losses in the second quarter of 2003 were $0.4 million, a decrease of $6.2 million, or 107.7%, compared to operating earnings of $5.8 million in the second quarter of 2002.

The following table presents our other operating revenue and operating earnings by business for the second quarter of 2003 and 2002:

                                                      2003                                              2002
                                  ----------------------------------------------   ---------------------------------------------
                                              Direct      Corporate                            Direct       Corporate
                                    Label    Marketing       and                    Label     Marketing        and
                                  Printing   Services    Eliminations    Total     Printing   Services    Eliminations    Total
                                  --------   ---------   ------------   --------   --------   ---------   ------------   -------
                                                               (in millions)

Operating revenue .............   $   13.3    $   9.7     $    (1.0)    $  22.0    $   14.0    $   8.6     $    (0.7)    $  21.9
                                  ========    =======     =========     =======    ========    =======     =========     =======
Operating earnings (losses) ...   $    0.5    $   0.8     $    (1.7)    $  (0.4)   $    0.8    $   0.2     $     4.8     $   5.8
                                  ========    =======     =========     =======    ========    =======     =========     =======

The increase in other operating revenue was primarily attributed to an increase in mail and print services and database marketing services in our direct marketing services business and was partially offset by a decrease in gravure labels sold to SAB/Miller Brewing Company by our label printing business. Included in operating revenue from our direct marketing services is $5.0 million and $4.7 million of postage amounts billed to customers in the second quarter of 2003 and 2002, respectively.

The decrease in other operating earnings was primarily attributed to the decrease in the litigation reserve by $4.1 million in the second quarter of 2002 to reflect a settlement and the recording of a $2.1 million liability for employment taxes in the second quarter of 2003.

SAB/Miller Brewing Company accounted for 47.9% and 52.8% of our label printing business' revenue in the second quarter of 2003 and 2002, respectively. In 2003, our label printing business was in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

     Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in the second quarter of 2003 were $0.1 million, a decrease of $0.1 million, or 70.8%, compared to $0.2 million in the second quarter of 2002. The decrease was primarily attributed to the decrease in the invested balances of cash and cash equivalents. Interest expense in the second quarter of 2003 was $0.9 million compared to $0.2 million in the second quarter of 2002. Gross interest expense from borrowings under our credit agreement in the second quarter of 2003 was $0.4 million compared to $0.3 million in the second quarter of 2002. Interest expense of $0.3 million was accrued for a liability for employment taxes in the second quarter of 2003. There was no interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in the second quarter of 2003 compared to $0.3 million in the second quarter of 2002.

The effective tax rate on continuing operations was 40.6% in the second quarter of 2003 compared to 44.8% in the second quarter of 2002. The difference between the statutory federal and state tax rates and the effective tax rate in the second quarter of 2002 was primarily the result of non deductible expenses related to litigation that was settled in the second quarter of 2002.

     Discontinued Operations

In January 2002, we announced the closure of Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing segment.

On April 29, 2002, the board of directors of our French printing services subsidiary approved a resolution to proceed through a liquidation process. The remaining operations of IPC Communication Services, S.A., were turned over to a liquidator on December 31, 2002.

The operations of Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in our consolidated financial statements.

Net revenue from discontinued operations in the second quarter of 2002 was $1.3 million. The loss from discontinued operations in the second quarter of 2002 was $1.7 million. Applicable income tax benefits were $2.5 million in the second quarter of 2002. Net assets of discontinued operations at June 15, 2003 and December 31, 2002 were zero.

     Two Quarters Ended June 15, 2003 compared to Two Quarters Ended June 16,
     2002

     Consolidated

Our consolidated operating revenue in the two quarters of 2003 was $359.5 million, a decrease of $6.6 million, or 1.8%, compared to $366.1 million in the two quarters of 2002. Our consolidated operating costs and expenses in the two quarters of 2003 were $207.8 million, an increase of $2.6 million, or 1.2%, compared to $205.2 million in the two quarters of 2002. Our consolidated selling and administrative expenses in the two quarters of 2003 were $108.3 million, an increase of $1.1 million, or 1.0%, compared to $107.2 million in the two quarters of 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the two quarters of 2003 and 2002:

                                                      Percent of              Percent of
                                                        Total                   Total
                                                      Operating               Operating
                                             2003      Earnings      2002      Earnings
                                           --------   ----------   --------   ----------
                                                      (dollars in millions)
Operating revenue:
Publishing..............................   $ 142.5       39.6%     $ 143.3       39.2%
Broadcasting............................      64.5       18.0         65.6       17.9
Telecommunications......................      68.4       19.0         69.1       18.9
Printing services.......................      40.2       11.2         46.3       12.6
Other...................................      43.9       12.2         41.8       11.4
                                           -------      -----      -------      -----
     Total operating revenue............     359.5      100.0        366.1      100.0

Total operating costs and expenses......     207.8       57.8        205.2       56.0
Selling and administrative expenses.....     108.3       30.1        107.2       29.3
                                           -------      -----      -------      -----
Total operating costs and expenses and
 selling and administrative expenses....     316.1       87.9        312.4       85.3
                                           -------      -----      -------      -----
Total operating earnings................   $  43.4       12.1%     $  53.7       14.7%
                                           =======      =====      =======      =====

The decrease in total operating revenue was due to a reduction in revenue from our largest customer in our printing services business, a decrease in local and other advertising from our radio stations, the decrease in Olympic advertising at our television stations, a decrease in classified advertising and circulation revenue at our publishing business and service disconnections at our telecommunications business. These decreases were partially offset by an increase from our other reportable segment, specifically in direct mail services from our direct marketing services business and an increase in gravure label printing from our label printing business.

The increase in total operating costs and expenses was primarily due to additional costs related the daily newspaper's transition to its new production facility. The increase in selling and administrative expenses was primarily due to the recording of a liability for employment taxes.

Our consolidated operating earnings in the two quarters of 2003 were $43.4 million, a decrease of $10.3 million, or 19.1%, compared to $53.7 million in the two quarters of 2002. The following table presents our operating earnings by segment for the two quarters of 2003 and 2002:

                                              Percent of              Percent of
                                                Total                   Total
                                              Operating               Operating
                                     2003      Revenue       2002      Revenue
                                   --------   ----------   --------   ----------
                                              (dollars in millions)

Publishing....................     $   11.6      26.8%     $   15.5      28.9%
Broadcasting..................         10.5      24.1          12.2      22.8
Telecommunications............         18.1      41.7          19.6      36.5
Printing services.............          1.7       4.0           1.1       2.0
Other.........................          1.5       3.4           5.3       9.8
                                   --------     -----      --------     -----
Total operating earnings......     $   43.4     100.0%     $   53.7     100.0%
                                   ========     =====      ========     =====

The decrease in total operating earnings was primarily due to the $6.6 million decrease in operating revenue, the additional costs related to the daily newspaper's new production facility, the recording of a liability for employment taxes at our other reportable segment and the decrease in the profit margin on operating revenue on telecommunications services due to service disconnections and price reductions.

Our consolidated EBITDA in the two quarters of 2003 was $65.3 million, a decrease of $9.5 million, or 12.7%, compared to $74.8 million in the two quarters of 2002. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors' ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the two quarters of 2003 and 2002:

                                                          2003          2002
                                                        --------      --------
                                                             (in millions)
Net earnings.......................................     $  25.2       $  24.0
Total other (income) and expense...................         1.2          (0.5)
Provision for income taxes.........................        17.0          23.6
(Gain) loss from discontinued operations, net......          --           0.1
Cumulative effect of accounting change, net........          --           6.5
Depreciation.......................................        21.1          20.2
Amortization.......................................         0.8           0.9
                                                        -------       -------
EBITDA.............................................     $  65.3       $  74.8
                                                        =======       =======

The decrease in total EBITDA is consistent with decreases in operating earnings in our publishing, broadcasting, other and telecommunications reportable segment partially offset by an increase in operating earnings at our printing services reportable segment.

     Publishing

Operating revenue from publishing in the two quarters of 2003 was $142.5 million, a decrease of $0.8 million, or 0.6%, compared to $143.3 million in the two quarters of 2002. Operating earnings from publishing in the two quarters of 2003 were $11.6 million, a decrease of $3.9 million, or 25.0%, compared to $15.5 million in the two quarters of 2002.

The following table presents our publishing operating revenue by category for the two quarters of 2003 and 2002:

                                                2003                                   2002
                                  ----------------------------------    ----------------------------------
                                               Community                             Community
                                    Daily      Newspapers                 Daily      Newspapers
                                  Newspaper    & Shoppers     Total     Newspaper    & Shoppers     Total
                                  ---------    ----------    -------    ---------    ----------    -------
                                                               (in millions)
Advertising revenue:
   Retail......................    $  35.4      $   25.1     $  60.5     $  33.4      $   25.5     $  58.9
   Classified..................       27.6           3.8        31.4        28.8           4.6        33.4
   General.....................        5.0            --         5.0         4.6            --         4.6
   Other.......................        7.9           1.1         9.0         7.2           0.7         7.9
                                   -------      --------     -------     -------      --------     -------
   Total advertising revenue...       75.9          30.0       105.9        74.0          30.8       104.8
Circulation revenue............       19.6           1.3        20.9        21.1           1.5        22.6
Other revenue..................        2.7          13.0        15.7         2.4          13.5        15.9
                                   -------      --------     -------     -------      --------     -------
Total operating revenue........    $  98.2      $   44.3     $ 142.5     $  97.5      $   45.8     $ 143.3
                                   =======      ========     =======     =======      ========     =======

Advertising revenue in the two quarters of 2003 accounted for 74.3% of total publishing revenue compared to 73.1% in the two quarters of 2002.

Retail advertising revenue in the two quarters of 2003 was $60.5 million, an increase of $1.6 million, or 2.7%, compared to $58.9 million in the two quarters of 2002. The increase is comprised of a $1.4 million increase in daily newspaper retail preprints and a $0.6 million increase in daily newspaper retail ROP (run-of-press) partially offset by a $0.4 million decrease in community newspaper and shopper retail advertising. The increase in advertising revenue at the daily newspaper in the two quarters of 2003 is primarily due to the shift to preprint advertising from ROP by certain major local retail customers, a new advertising program for a large retail customer and an increase in advertising revenue from several telecommunications customers.

Classified advertising revenue in the two quarters of 2003 was $31.4 million, a decrease of $2.0 million, or 6.0%, compared to $33.4 million in the two quarters of 2002. Decreases in employment advertising of $1.1 million and automotive advertising of $0.9 million at our daily newspaper and a $0.8 million decrease at our community newspapers and shoppers were partially offset by increases in general advertising of $0.6 million and real estate advertising of $0.2 million. The decrease in employment advertising, which accounted for almost 32.7% of total classified advertising in the two quarters of 2003, represented a 9.9% decrease from the two quarters of 2002. We believe the decrease in employment and automotive advertising resulted primarily from continuing economic weakness and uncertainty.

General advertising revenue in the two quarters of 2003 was $5.0 million, an increase of $0.4 million, or 8.7%, compared to $4.6 million in the two quarters of 2002. The increase was primarily attributable to an increase in general preprints mainly from a large computer hardware manufacturer and general ROP advertisements mainly from telecommunications and pharmaceutical customers.

The following table presents the advertising linage of our daily newspaper's core newspaper by category for the two quarters of 2003 and 2002:

                                                  2003      2002      Change
                                                 ------    ------     ------
Advertising linage (inches in thousands):
   Full run
     Retail................................       312.7     316.2      -1.1%
     Classified............................       393.9     411.8      -4.5%
     General...............................        21.9      21.3      +2.8%
                                                 ------    ------
Total full run.............................       728.5     749.3      -2.8%
Part run...................................        46.8      33.2     +41.0%
                                                 ------    ------
Total advertising linage...................       775.3     782.5      -0.9%
                                                 ======    ======

Preprint pieces (in millions)..............       392.6     357.5      +9.8%
                                                 ======    ======

Total advertising linage in the two quarters of 2003 decreased 0.9% compared to the two quarters of 2002. The decrease was largely due to a 2.8% decrease in full run linage offset by a 41.0% increase in part run linage. Full run linage in the two quarters of 2003 decreased primarily due to a 4.5% decrease in classified advertising and a 1.1% decrease in retail advertising partially offset by 2.8% increase in general advertising. The decrease in classified advertising linage is consistent with the decrease in classified advertising revenue and the increase in general advertising linage is consistent with the increase in general advertising revenue. Part run linage increased in the two quarters of 2003 due to an increase in retail advertising. Preprint advertising pieces rose 9.8% primarily as a result of the continuing shift to preprint advertising from full run retail advertising by certain major local retail customers.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the two quarters of 2003 and 2002:

                                                 2003        2002      Change
                                               --------    --------    ------
Full pages of advertising:
   Community newspapers....................      40,766      42,648     -4.4%
   Shoppers................................      43,442      48,304    -10.1%
                                               --------    --------
Total full pages of advertising............      84,208      90,952     -7.4%
                                               ========    ========

Revenue per page...........................    $ 319.82    $ 309.56      3.3%
                                               ========    ========

Total pages of full page advertising in the two quarters of 2003 decreased 7.4% compared to the two quarters of 2002. The decrease was largely due to a 10.1% decrease in advertising in shoppers and a 4.4% decrease in advertising in community newspapers. Revenue per page increased 3.3% due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, niche publications and event marketing, in the two quarters of 2003 was $9.0 million, an increase of $1.1 million, or 13.9%, compared to $7.9 million in the two quarters of 2002. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in the two quarters of 2003 accounted for 14.7% of total publishing revenue compared to 15.8% in the two quarters of 2002. Circulation revenue in the two quarters of 2003 was $20.9 million, a decrease of $1.7 million, or 7.5%, compared to $22.6 million in the two quarters of 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. Average net paid circulation for the Milwaukee Journal Sentinel's weekday edition increased 5.1% in the two quarters of 2003 compared to the two quarters of 2002. Average net paid circulation for Milwaukee Journal Sentinel's Sunday edition increased 0.5% in the two quarters of 2003 compared to the two quarters of 2002. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. Average paid circulation for our community newspapers decreased 2.8% in the two quarters of 2003 compared to the two quarters of 2002.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and other revenue at our daily newspaper, in the two quarters of 2003 accounted for 11.0% of total publishing revenue compared to 11.1% in the two quarters of 2002. Other revenue in the two quarters of 2003 was $15.7 million, a decrease of $0.2 million, or 1.3%, compared to $15.9 million in the two quarters of 2002. The decrease was primarily attributed to reduced press runs and page counts from existing commercial printing customers.

Publishing operating earnings in the two quarters of 2003 were $11.6 million, a decrease of $3.9 million, or 25.0%, compared to $15.5 million in the two quarters of 2002. The decrease was primarily due to $3.6 million in additional costs related to the daily newspaper's production operations being conducted in two facilities in the two quarters of 2003 and a $0.2 million increase in the cost of newsprint. Included in the $3.6 million of additional costs were a $1.5 million increase in depreciation expense, a $0.6 million increase in payroll and benefits costs, $0.6 million equipment disposal expenses, $0.3 million new product promotion expenses and $0.3 million increase in expenses for new equipment testing and utilities. The increase in the cost of newsprint was primarily attributed to price increases totaling $0.7 million partially offset by $0.3 million in savings at the daily newspaper from utilizing a smaller page size and decrease of $0.2 million from consumption.

As of March 30, 2003, all production and distribution of the daily newspaper have been transitioned to the new production facility. Production and distribution of the newspaper were done at both the old and new production facilities from October 2002 until March 2003. Although the facility is operational, many final adjustments to the equipment have not yet been made and our operators are still learning how to effectively utilize the features of the new equipment. We expect that our new presses will provide improved print reproduction quality and increased productivity, as well as additional opportunities to pursue commercial printing revenue from third parties. We do not expect to achieve full benefit from the operating efficiencies of the new production facility before the end of the year.

     Broadcasting

Operating revenue from broadcasting in the two quarters of 2003 was $64.5 million, a decrease of $1.1 million, or 1.7%, compared to $65.6 million in the two quarters of 2002. Operating earnings from broadcasting in the two quarters of 2003 were $10.5 million, a decrease of $1.8 million, or 14.4%, compared to $12.2 million in the two quarters of 2002.

Operating revenue from our radio stations in the two quarters of 2003 was $32.3 million, a decrease of $0.7 million, or 2.1%, compared to $33.0 million in the two quarters of 2002. The decrease was primarily attributed to a $0.7 million decrease in local advertising revenue and a $0.4 million decrease from other advertising revenue, offset by a $0.4 million increase in national advertising revenue across certain markets.

Operating earnings from our radio stations in the two quarters of 2003 were $5.4 million, an increase of $0.4 million, or 8.0%, compared to $5.0 million in the two quarters of 2002. The increase was primarily attributed to a decrease in operating costs and expenses resulting from cost control initiatives at all of our radio stations.

Operating revenue from our television stations in the two quarters of 2003 was $32.2 million, a decrease of $0.4 million, or 1.2%, compared to $32.6 million in the two quarters of 2002. The decrease was primarily attributed to a $2.5 million decrease in Olympic advertising revenue, a $0.3 million decrease in political and issue advertising revenue and a $0.1 million decrease in other revenue which was partially offset by a $2.2 million increase in local advertising revenue and a $0.3 million increase in national advertising revenue.

Operating earnings from our television stations in the two quarters of 2003 were $5.1 million, a decrease of $2.1 million, or 29.2%, compared to $7.2 million in the two quarters of 2002. The decrease was primarily attributed to increases in news expenses, technology and depreciation expenses, programming expenses and promotional expenses.

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a $0.6 million negative impact on our television broadcasting revenue in the two quarters of 2003 due to reduced spending levels by some advertisers. There was hesitancy on the part of some advertisers to place schedules during the period of time leading up to the war, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks, our local news products and syndicated and local programming during their coverage of the war.

     Telecommunications

Operating revenue from telecommunications in the two quarters of 2003 was $68.4 million, a decrease of $0.7 million, or 1.1%, compared to $69.1 million in the two quarters of 2002. Operating earnings from telecommunications in the two quarters of 2003 were $18.1 million, a decrease of $1.5 million, or 7.5%, compared to $19.6 million in the two quarters of 2002.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the two quarters of 2003 was $43.0 million, a decrease of $2.8 million, or 6.1%, compared to $45.8 million in the two quarters of 2002. The decrease was primarily due to service disconnections. Due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. We believe this is primarily the result of financially weaker customers going out of business, along with current customers eliminating excess network capacity and thus minimizing their costs. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers' "end-user" customer base. Monthly recurring revenue from wholesale services at the end of the two quarters of 2003 was $7.4 million compared to $7.5 million at the beginning of 2003 and $7.6 million at the end of the two quarters of 2002. During the two quarters of 2003, new circuit connections of $0.4 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the two quarters of 2003 was $25.4 million, an increase of $2.1 million, or 9.0%, compared to $23.3 million in the two quarters of 2002. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of the two quarters of 2003 of $3.2 million compared to $3.0 million at the beginning of 2003 and at the end of the two quarters of 2002.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and 2002. We expect service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a significant decrease in our telecommunications operating earnings during 2003.

WorldCom and Global Crossing together accounted for 18.7% and 20.6% of our telecommunications revenue in the two quarters of 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. In April 2003, we sold our WorldCom pre-petition receivable, net of applicable "set-off" accounts payable, to a third party. We continue to provide services to WorldCom and Global Crossing and receive advance or timely payment for those services. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations. In addition to the legal costs of protecting our interests and maintaining the revenue from these contracts, we remain at risk to lose a portion of our business through rejection of some or all of those underlying pre-petition circuit orders and/or the re-pricing of continued services post-bankruptcy. A renewal service contract with Global Crossing is being negotiated, though Global Crossing retains the right to accept or reject our current contract under federal bankruptcy law. WorldCom also has a right to accept or reject our current contract under federal bankruptcy law. If either contract is rejected, we would have an unsecured claim for the balance due on the contracts in the bankruptcy proceeding.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services and we have the contractual ability to turn off service if a payment problem exists. Most customers are required to pay their bill before services are provided.

     Printing Services

Operating revenue from printing services in the two quarters of 2003 was $40.2 million, a decrease of $6.1 million, or 13.1%, compared to $46.3 million in the two quarters of 2002. Operating earnings from printing services in the two quarters of 2003 were $1.7 million, an increase of $0.6 million, or 63.0%, compared to $1.1 million in the two quarters of 2002.

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to switch vendors for one of the several products they purchase from us, as well as the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan in the third quarter of 2002 and the closure of our CD-ROM mastering and replications operation in February 2003.

The increase in printing services operating earnings was primarily attributed to a reduction in operational costs and an increase in the sales of products with higher margins. These increases were partially offset by the decrease in revenue, a $0.5 million charge for the settlement of a customer invoicing dispute and $0.5 million in closure costs related to the CD-ROM mastering and replications operations.

Dell Computer Corporation accounted for 28.2% and 35.6% of our printing services revenue in the two quarters of 2003 and 2002, respectively. The loss of this business could have a material adverse effect on our results of operations.

     Other

Other operating revenue in the two quarters of 2003 was $43.9 million, an increase of $2.1 million, or 5.1%, compared to $41.8 million in the two quarters of 2002. Other operating earnings in the two quarters of 2003 were $1.5 million, a decrease of $3.8 million, or 71.7% compared to $5.3 million in the two quarters of 2002.

The following table presents our other operating revenue and operating earnings by business for the two quarters of 2003 and 2002:

                                                      2003                                              2002
                                  ----------------------------------------------   ---------------------------------------------
                                              Direct      Corporate                            Direct       Corporate
                                    Label    Marketing       and                    Label     Marketing        and
                                  Printing   Services    Eliminations    Total     Printing   Services    Eliminations    Total
                                  --------   ---------   ------------   --------   --------   ---------   ------------   -------
                                                               (in millions)

Operating revenue..............   $   27.0    $  18.6     $    (1.7)    $  43.9    $   26.2    $  17.2     $    (1.6)    $  41.8
                                  ========    =======     =========     =======    ========    =======     =========     =======
Operating earnings (losses)....   $    0.8    $   1.1     $    (0.4)    $   1.5    $    0.7    $  (0.9)    $     5.5     $   5.3
                                  ========    =======     =========     =======    ========    =======     =========     =======

The increase in other operating revenue was primarily attributed to an increase in mail and print services and database marketing services in our direct marketing services business and in the gravure label printing operation in new products for our consumer goods and beverage customers. Included in operating revenue from our direct marketing services is $9.6 million and $9.5 million of postage amounts billed to customers in the two quarters of 2003 and 2002, respectively.

The decrease in other operating earnings was primarily attributed to the decrease in the litigation reserve by $4.1 million to reflect a settlement during the two quarters ended 2002 and the recording of a $2.1 million liability for employment taxes in the two quarters of 2003 partially offset by the $1.3 million impairment of a customer list recorded in the two quarters of 2002 at our direct marketing services business and the increase in revenue at both our direct marketing services business and our label printing business.

SAB/Miller Brewing Company accounted for 45.7% and 53.2% of our label printing business' revenue in the two quarters of 2003 and 2002, respectively. In 2003, our label printing business was in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

     Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in the two quarters of 2003 were $0.1 million, a decrease of $0.7 million, or 83.7%, compared to $0.8 million in the two quarters of 2002. The decrease was primarily attributed to the decrease in the invested balances of cash and cash equivalents and interest income received in the two quarters of 2002 from refunds of state income taxes. Interest expense in the two quarters of 2003 was $1.4 million compared to $0.3 million in the two quarters of 2002. Gross interest expense from borrowings under our credit agreement in the two quarters of 2003 was $1.1 million compared to $0.6 million in the two quarters of 2002. Interest expense of $0.3 million was accrued for a liability for employment taxes in the two quarters of 2003. There was no interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in the two quarters of 2003 compared to $0.5 million in the two quarters of 2002.

The effective tax rate on continuing operations was 40.3% in the two quarters of 2003 compared to 43.5% in the two quarters of 2002. The difference between the statutory federal and state tax rates and the effective tax rate in the two quarters of was primarily the result of non deductible expenses related to litigation that was settled in the two quarters of 2002.

     Discontinued Operations

In January 2002, we announced the closure of Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing segment.

On April 29, 2002, the board of directors of our French printing services subsidiary approved a resolution to proceed through a liquidation process. The remaining operations of IPC Communication Services, S.A., were turned over to a liquidator on December 31, 2002.

The operations of Fox Cities Newspapers and IPC Communication Services, S.A. have been reflected as discontinued operations in our consolidated financial statements.

Net revenue from discontinued operations in the two quarters of 2002 was $2.9 million. The loss from discontinued operations in the two quarters of 2002 was $0.1 million. Applicable income tax benefits were $5.2 million in the two quarters of 2002. Net assets of discontinued operations at June 15, 2003 and December 31, 2002 were zero.

     Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to operations when their carrying amounts exceed their estimated fair values. We performed transitional impairment tests on the carrying value of our goodwill and indefinite-lived intangible assets as of January 1,2002. The resulting impairment charges of $7.7 million ($6.5 million after tax) were recorded during the two quarters ended June 16, 2002 and are reported as the cumulative effect of accounting change in our consolidated statements of earnings.

Liquidity and Capital Resources

Our principal liquidity and capital requirements have been to pay dividends that have supported employee ownership and to meet our working capital and capital expenditure needs. Since 2000, we have also required liquidity to purchase units in the Journal Employees' Stock Trust Agreement (JESTA) from employees and former employees. Historically, we have relied on cash flow from operations and, in 2002, supplemented these cash flows with borrowings under our credit facility, to satisfy our liquidity and capital requirements. We believe that current cash balances, which were $4.2 million at June 15, 2003, expected cash flows from operations and borrowings available under our credit facility will be adequate for the foreseeable future to provide for our working capital, debt service, capital expenditures and cash dividends.

We have a $120.0 million bank revolving credit agreement, expiring April 30, 2004, to support our cash requirements. As of June 15, 2003, we had borrowings of $74.4 million under this credit agreement, including $4.4 million bearing interest at the base rate of 4.25% and $70.0 million bearing interest at the LIBOR based rate of 2.21%, and immediately available credit of $45.6 million. The material covenants of this agreement include the following:

o A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination of not greater than 1.0:1.0. As of June 15, 2003, the consolidated funded debt ratio was 0.50.
o A fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination of not less than 1.75:1.0. As of June 15, 2003, the fixed charge coverage ratio was 3.10.
o A consolidated tangible net worth as of the end of any quarter of not less than $290 million. As of June 15, 2003, consolidated tangible net worth was $361 million.
o A consolidated rent expense during any fiscal year of not more than $40 million. As of June 15, 2003, consolidated rent expense was $12 million.

We currently intend to establish a new debt facility which will replace the existing $120 million revolving credit facility. Based on our discussions to date, we anticipate the new agreement will be a $350 million, five-year senior unsecured revolving credit facility. Under the new credit agreement, we expect interest will be LIBOR based or derived from prime or Federal Fund rates. Although covenants, coverage ratios and coverage amounts have not been determined, we expect the material covenants of this new agreement will generally include the following:

o A maximum consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination.
o A minimum fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination.
o A minimum consolidated tangible net worth as of the date of the end of any quarter.
o    A maximum consolidated rent expense during any fiscal year.
o    A maximum consolidated capital expenditure amount during any fiscal year.

Cash Flow

Cash provided by operating activities was $54.2 million in the two quarters of 2003 compared to $50.1 million in the two quarters of 2002. The increase is primarily attributed to an increase in accounts payable due to recording a $4.2 million amount payable for equipment for the daily newspaper's new production facility.

Cash used for investing activities was $26.3 million in the two quarters of 2003 compared to $26.9 million in the two quarters of 2002. Capital expenditures for property and equipment were $27.9 million in the two quarters of 2003 and $27.6 million in the two quarters of 2002. We continued to invest in the equipment and the building for our daily newspaper production facility and upgrades to our telecommunications fiber optic network plus upgrades to our facilities and technology equipment at our broadcasting business. We expect to spend up to $112.7 on our daily newspaper production facility. As of June 15, 2003 we have spent $109.2 million on this project. Acquisition of businesses was $1.5 million in the two quarters of 2003 representing the purchase of the Antigo Area Shopper's Guide by our community newspapers and shoppers business.

Cash used for financing activities was $32.1 million in the two quarters of 2003 compared to $23.7 million in the two quarters of 2002. We decreased our borrowing under our credit agreement by $16.4 million in the two quarters of 2003 compared to the increase in borrowing of $46.9 million in the two quarters of 2002. The increased borrowing in 2002 was primarily used to purchase units of beneficial interest from employees and former employees. In the two quarters of 2003, there were no sales or purchases of units due to the suspension of trading in the third quarter of 2002 compared to purchases of units of $93.2 million and sales of units of $38.7 million in the two quarters of 2002. We paid cash dividends of $15.5 million and $16.0 million in the two quarters of 2003 and 2002, respectively.

Cash used for discontinued operations was $1.4 million in the two quarters of 2002.

Stock Trust

As of June 15, 2003, our treasury, our employees, and former employees owned units representing beneficial ownership of 90% of our stock. As of June 15, 2003, we believe that employees and former employees had outstanding balances under demand notes secured by pledges of units from various financial institutions totaling approximately $431.6 million.

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

On May 14, 2003, we announced a plan for a new permanent capital structure, including a share exchange, an initial public offering and the amendment and termination of JESTA. In the share exchange, current shareholders and unitholders would receive shares of class B common stock, which would have 10 votes per share. A Registration Statement on Form S-1 was filed with the Securities and Exchange Commission related to the initial public offering. Class A common stock with one vote per share would be offered to the public. We filed a joint proxy statement/prospectus with the SEC relating to the new capital structure on Form S-4. The plan is subject to the approval of our shareholders, including approvals required under JESTA. We also filed a Registration Statement on Form S-2 offering to rescind the sale of all of the units of beneficial interest purchased during certain periods by employees and former employees who purchased the units in California, Idaho, Louisiana, Maryland, Minnesota, Missouri, Nebraska and Tennessee because our sales of these units may have been in violation of certain state securities laws' requirements.

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

In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a part of our printing services business. In the two quarters of 2003, $0.5 million in closure costs were recorded.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Conley Publishing Group, Ltd. et al. v. Journal Communications, Inc. In August 2000, the publisher of the Waukesha Freeman, West Bend Daily News and several other publications in southeastern Wisconsin filed an amended antitrust complaint in state court against us. The plaintiff alleged we attempted to monopolize by the use of predatory pricing on subscriptions, secret rebates to advertisers, exclusionary discounts in advertising and contracts in restraint of trade. On October 2, 2001, the Waukesha County Circuit Court granted summary judgment to us and dismissed all of the plaintiff's claims. The plaintiff appealed, and the Wisconsin Court of Appeals certified the case for direct appeal to the Wisconsin Supreme Court. On July 17, 2003, the Wisconsin Supreme Court affirmed the circuit court's decision to grant summary judgment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2003, the Company held its Annual Meeting of Stockholders for the purpose of electing 13 directors.

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

The following nominees were elected to the Board of Directors for the 2003-2004 term:

Paul M. Bonaiuto              James J. Ditter                David J. Drury
James L. Forbes               Cynthia L. Gault               Douglas G. Kiel
Mary Hill Leahy               Roger D. Peirce                David D. Reszel
Steven J. Smith               Keith K. Spore                 Mary Ellen Stanek
Karen O. Trickle

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

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JOURNAL COMMUNICATIONS, INC.
                                      Registrant


Date    July 23, 2003                 /s/ Steven J. Smith
                                      ------------------------------------------
                                      Steven J. Smith, Chairman and Chief
                                      Executive Officer


Date    July 23, 2003                 /s/ Paul M. Bonaiuto
                                      ------------------------------------------
                                      Paul M. Bonaiuto, Executive Vice President
                                      and Chief Financial Officer

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


Date   July 23, 2003                       /s/ Steven J. Smith
                                           -------------------------------------
                                           Steven J. Smith
                                           Chairman and
                                           Chief Executive Officer

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


Date:  July 23, 2003                       /s/ Paul M. Bonaiuto
                                           -------------------------------------
                                           Paul M. Bonaiuto
                                           Executive Vice President and
                                           Chief Financial Officer