Form 10-Q
period 2003-10-05
JOURNAL CO
filed 2003-11-19
CIK 54056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 5, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________________________ to _____________________________

Commission File Number:	1-31805

JOURNAL COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	20-0020198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 W. State Street, Milwaukee, Wisconsin	53203
(Address of principal executive offices)	(Zip Code)

414-224-2616
Registrant’s telephone number, including area code

THE JOURNAL COMPANY
Former name, former address and former fiscal year, if changed since last report

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

Number of shares outstanding of each of the issuer’s classes of common stock as of November 17, 2003 (excluding 4,338,352 and 4,338,353 shares of class B-1 and B-2 common stock, respectively, held by our subsidiary, The Journal Company):

Class	Outstanding at November 5, 2003
Class A Common Stock Class B-1 Common Stock Class B-2 Common Stock Class C Common Stock	20,134,014 14,995,994 38,315,869 3,264,000

JOURNAL COMMUNICATIONS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOURNAL COMMUNICATIONS, INC.
Consolidated Condensed Balance Sheets
(in thousands, except share and per share amounts)

	October 5, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,796	$8,455
Receivables, less allowance for doubtful accounts
of $7,715 and $6,453	103,031	89,920
Inventories, net	14,687	16,200
Prepaid expenses	15,247	11,786
Deferred income taxes	6,855	8,164

TOTAL CURRENT ASSETS	358,616	134,525

Property and equipment, at cost, less accumulated depreciation
of $341,527 and $345,333	321,698	324,405
Goodwill	113,373	111,998
Broadcast licenses	125,492	125,492
Other intangible assets, net	10,871	12,115
Prepaid pension costs	28,380	30,337
Other assets	8,054	5,880

TOTAL ASSETS	$966,484	$744,752

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$--	$90,775
Accounts payable	48,606	37,757
Accrued compensation	21,038	29,712
Deferred revenue	26,036	20,741
Accrued employee benefits	12,134	9,576
Dividends payable	4,454	--
Other current liabilities	22,421	9,525
Current portion of long-term liabilities	559	1,645

TOTAL CURRENT LIABILITIES	135,248	199,731

Accrued employee benefits	16,648	16,945
Other long-term liabilities	8,780	9,238
Deferred income taxes	56,426	42,294

Shareholders' equity:
Preferred stock, $0.01 par - authorized 10,000,000 shares; 0 outstanding
October 5, 2003; 0 authorized and outstanding at December 31, 2002	--	--
Common stock, $0.125 par - authorized and issued 28,800,000 shares; 0 out-
standing at October 5, 2003; 28,800,000 outstanding at December 31, 2002	--	3,600
Common stock, $0.01 par:
Class C - authorized 10,000,000 shares; issued and outstanding:
3,264,000 shares at October 5, 2003; 0 at December 31, 2002	33	--
Class B-2 - authorized 60,000,000 shares; issued and outstanding:
38,318,089 shares at October 5, 2003; 0 at December 31, 2002	427	--
Class B-1 - authorized 60,000,000 shares; issued and outstanding:
35,006,426 shares at October 5, 2003; 0 at December 31, 2002	393	--
Class A - authorized 170,000,000 shares; issued and outstanding:
20,117,577 shares at October 5, 2003; 0 at December 31, 2002	201	--
Additional paid-in capital	268,357	--
Retained earnings	588,686	581,361
Treasury stock, at cost	(108,715)	--
Units of beneficial interest in treasury, at cost	--	(108,417)

TOTAL SHAREHOLDERS' EQUITY	749,382	476,544

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$966,484	$744,752

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements of the registrant's predecessor, The Journal Company (formerly known as Journal Communications, Inc.) at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Earnings
(in thousands, except per share amounts)

	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Continuing operations:
Operating revenue:
Publishing	$96,751	$94,894	$239,256	$238,212
Broadcasting	47,110	46,776	111,633	112,387
Telecommunications	45,601	45,082	113,969	114,181
Printing services	25,735	29,965	65,940	76,239
Other	30,148	28,600	74,080	70,384

Total operating revenue	245,345	245,317	604,878	611,403
Operating costs and expenses:
Publishing	47,515	45,045	119,288	112,264
Broadcasting	20,974	18,678	49,428	45,174
Telecommunications	26,310	24,281	64,129	61,111
Printing services	21,463	24,623	54,722	64,231
Other	24,857	23,876	61,342	58,951

Total operating costs and expenses	141,119	136,503	348,909	341,731
Selling and administrative expenses	65,659	75,014	173,968	182,205

Total operating costs and expenses and selling
and administrative expenses	206,778	211,517	522,877	523,936

Operating earnings	38,567	33,800	82,001	87,467

Other income and expense:
Interest income and dividends	67	127	203	960
Interest expense, net	(415)	(199)	(1,804)	(507)

Total other income and expense	(348)	(72)	(1,601)	453

Earnings from continuing operations before
income taxes and accounting change	38,219	33,728	80,400	87,920
Provision for income taxes	15,460	13,890	32,463	37,488

Earnings from continuing operations
before accounting change	22,759	19,838	47,937	50,432
Loss from discontinued operations, net of
applicable income tax expense (benefit)
of $0, $196, $0, and $(4,986)	--	(249)	--	(338)
Cumulative effect of accounting change,
net of applicable income taxes of $1,161	--	--	--	(6,509)

Net earnings	$22,759	$19,589	$47,937	$43,585

Earnings per share:
Basic:
Continuing operations before accounting change	$0.29	$0.25	$0.61	$0.63

Net earnings	$0.29	$0.25	$0.61	$0.55

Diluted:
Continuing operations before accounting change	$0.27	$0.25	$0.58	$0.63

Net earnings	$0.27	$0.25	$0.58	$0.55

Cash dividends per share	$0.30	$0.10	$0.50	$0.30

See accompanying notes to unaudited consolidated condensed financial statements.

Journal Communications, Inc.
Unaudited Consolidated Statement of Shareholders' Equity
For the Three Quarters ended October 5, 2003
(in thousands, except per share amounts)

			Common Stock
	Preferred Stock	Common Stock	Class C	Class B–2	Class B–1	Class A	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at cost	Units of Beneficial Interest in treasury, at cost	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at December 31, 2002	$0	$3,600	$0	$0	$0	$0	$0	$581,361	$0	$(108,417)	$0	$476,544

Net Earnings								11,302				11,302	$11,302
Other Comprehensive Income:
Foreign Currency Translation											2	2	2

Other Comprehensive Income													$11,304

Cash Dividends ($0.10 per share)								(7,775)				(7,775)
Units of beneficial interest purchased												0
Units of beneficial interest sold												0

Balance at March 23, 2003	0	3,600	0	0	0	0	0	584,888	0	(108,417)	2	480,073

Net Earnings								13,876				13,876	$13,876
Other Comprehensive Income:
Foreign Currency Translation											(2)	(2)	(2)

Other Comprehensive Income													$13,874

Cash Dividends ($0.10 per share)								(7,774)				(7,774)
Units of beneficial interest purchased												0
Units of beneficial interest sold												0

Balance at June 15, 2003	0	3,600	0	0	0	0	0	590,990	0	(108,417)	0	486,173

Net Earnings								22,759				22,759	$22,759
Other Comprehensive Income:
Foreign Currency Translation													0

Other Comprehensive Income													$22,759

Cash Dividends ($0.30 per share)								(23,293)				(23,293)
Units of beneficial interest purchased		(5)						(1,770)		(298)		(2,073)
Issuance of common stock				(3)	(1)	198	265,622					265,816
Conversion of common stock				(2)	(1)	3
Share Exchange		(3,595)	33	432	395		2,735		(108,715)	108,715

Balance at October 5, 2003	$0	$0	$33	$427	$393	$201	$268,357	$588,686	$(108,715)	$0	$0	$749,382

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	Three Quarters Ended
	October 5, 2003	October 6, 2002
Cash flow from operating activities:
Net earnings	$47,937	$43,585
Less loss from discontinued operations	--	(338)
Less cumulative effect of accounting change	--	(6,509)

Earnings from continuing operations before accounting change	47,937	50,432
Adjustments for non-cash items:
Depreciation	35,487	33,825
Amortization	1,269	1,508
Provision for doubtful accounts	2,002	3,012
Net (gain) loss from disposal of assets	(2,508)	445
Impairment of long-lived assets	--	1,260
Net changes in operating assets and liabilities, excluding
effects of sales and acquisitions:
Receivables	(15,001)	(3,958)
Inventories	1,513	1,995
Accounts payable	10,546	(2,447)
Other assets and liabilities	22,251	(1,741)

NET CASH PROVIDED BY OPERATING ACTIVITIES	103,496	84,829
Cash flow from investing activities:
Capital expenditures for property and equipment	(35,721)	(42,420)
Proceeds from sales of assets	5,491	1,068
Acquisition of business	(1,450)	--
Other, net	(55)	134

NET CASH USED FOR INVESTING ACTIVITIES	(31,735)	(41,218)
Cash flow from financing activities:
Net increase (decrease) in notes payable to banks	(90,775)	65,895
Proceeds from issuance of common stock, net	265,816	--
Purchases of units of beneficial interest	(2,073)	(122,539)
Sales of units of beneficial interest	--	38,829
Cash dividends	(34,388)	(23,823)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	138,580	(41,887)
NET CASH USED FOR DISCONTINUED OPERATIONS	--	(3,118)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	210,341	(1,643)
Cash and cash equivalents:
Beginning of year	8,455	8,911

At October 5, 2003 and October 6, 2002	$218,796	$7,268

See accompanying notes to unaudited consolidated condensed financial statements.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

1	BASIS OF PRESENTATION

On May 9, 2003, the Wisconsin corporation then known as Journal Communications, Inc. and now known as The Journal Company (“Old Journal”), formed a wholly owned subsidiary then known as The Journal Company and now known as Journal Communications, Inc. (“New Journal”) for the purposes of facilitating our permanent capital transactions.

On September 29, 2003, the shareholders of Old Journal (including the Journal Employees Stock Trust (“JESTA”), Matex Inc. and Abert Family Journal Stock Trust (the latter two of which we refer to as the “Grant family shareholders”)) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of class B common stock (divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal. JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock. There is no public trading market for the class B common stock, although shares can be sold to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock.

After the completion of our share exchange and the termination of JESTA, we effected an initial public offering of 19,837,500 shares of our class A common stock, of which 19,441,500 shares were sold by us and 396,000 by Abert Family Journal Stock Trust. Net proceeds to us were approximately $265.8 million. Due to the timing of the initial public offering and the end of our third quarter, we were required to estimate some of these transaction costs for which we have not received invoices. Upon receiving these invoices, we will record the actual transaction costs in the fourth quarter which we do not expect to be materially different than our estimates.

For periods prior to the share exchange on September 29, 2003, the unaudited consolidated condensed financial statements reflect the consolidated results of operations and the financial position of Old Journal without giving effect to the share exchange. The consolidated results of operations for the third quarter and three quarters ended October 5, 2003 and the consolidated financial position as of October 5, 2003 reflect New Journal after the share exchange. In the share exchange, all shares outstanding of Old Journal’s $0.125 par value common stock were acquired by New Journal and each share of Old Journal common stock, other than the shares dissenting from the transaction, was exchanged for three shares of New Journal $0.01 par value class B common stock. The units of beneficial interest in treasury, at cost as of December 31, 2002 represent JESTA units purchased by Old Journal. In the three-shares-for-one-unit share exchange, Old Journal received class B common stock of New Journal which is reported as treasury stock, at cost, as of October 5, 2003.

The accompanying unaudited consolidated condensed financial statements have been prepared by Journal Communications, Inc. and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which we believe to be necessary for a fair presentation. As permitted by these regulations, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. However, we believe that the disclosures are adequate to make the information presented not misleading. The operating results for the three quarters ended October 5, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. You should read these unaudited consolidated condensed financial statements in conjunction with the consolidated financial statements and the notes thereto included in our predecessor's Annual Report on Form 10-K for the year ended December 31, 2002. We reclassified certain prior year amounts to conform to the 2003 presentation.

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

On August 26, 2003, our Board of Directors approved a change in the date of our fiscal year end, beginning with fiscal 2004, from December 31 to a 52-53 week fiscal year ending on the last Sunday of December in each year. In addition, we will have four quarterly reporting periods, each consisting of thirteen weeks and ending on a Sunday, provided that once every six years, starting in 2006, the fourth quarterly reporting period will be fourteen weeks. The new fiscal year commences on January 1, 2004, immediately following the end of the old fiscal year (December 31, 2003).

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

3	INVENTORIES, NET

Inventories are stated at the lower of cost (first in, first out method) or market. Inventories at October 5, 2003 and December 31, 2002 consisted of the following:

	October 5, 2003	December 31, 2002
Paper and supplies	$6,062	$7,725
Work in process	2,248	3,456
Finished goods	7,179	5,918
Less obsolescence reserve	(802)	(899)

Inventories, net	$14,687	$16,200

4	NOTES PAYABLE TO BANKS

Effective September 29, 2003, we entered into a $350 million unsecured revolving facility expiring on September 4, 2008. As of October 5, 2003 we did not have any borrowings under the facility.

The interest rate on borrowings under the facility will be either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. Interest on LIBOR advances will be computed on the basis of the actual number of days elapsed in a 360-day year. Interest on Base Rate advances will be computed on the basis of the actual number of days elapsed in a 365 or 366-day year. Fees in connection with the credit agreement of $1,899 are being amortized over the term of the credit agreement.

5	GOODWILL AND OTHER INTANGIBLE ASSETS

Definite-lived Intangibles
Our definite-lived intangible assets consist primarily of customer lists and non-compete agreements. We amortize the customer lists over the period of time we expect the assets to contribute to our cash flows and we amortize the non-compete agreements over the terms of the contracts.

The gross carrying amount, accumulated amortization and net carrying amount of the major classes of definite-lived intangible assets as of October 5, 2003 and December 31, 2002 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of October 5, 2003
Definite-lived intangible assets:
Customer lists	$18,011	$(15,457)	$2,554
Non-compete agreements	24,838	(24,016)	822
Other	2,840	(2,840)	--

Total	$45,689	$(42,313)	$3,376

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2002
Definite-lived intangible assets:
Customer lists	$17,771	$(14,830)	$2,941
Non-compete agreements	24,813	(23,169)	1,644
Other	3,080	(3,045)	35

Total	$45,664	$(41,044)	$4,620

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

Amortization expense was $497 for the third quarter ended October 5, 2003 and $1,269 for the three quarters ended October 5, 2003. Estimated amortization expense for each of the next five years ending December 31 is as follows:

Year	Amount
2003	$1,641
2004	1,036
2005	463
2006	449
2007	410

Indefinite-lived Intangibles
Broadcast licenses and network affiliation agreements are deemed to have indefinite useful lives because we have renewed these agreements without issue in the past and we intend to renew them indefinitely in the future. Consequently, we expect the cash flows from both our broadcast licenses and our network affiliation agreements to continue indefinitely. We performed transitional impairment tests on our broadcast licenses and network affiliation agreements as of January 1, 2002 at the level of separate identifiable assets and recorded a transitional broadcast license impairment charge of $722 ($458 after tax) at our broadcasting business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated condensed statements of earnings. No impairment resulted from our 2002 annual impairment test. We perform impairment tests each year as of the beginning of the fourth quarter.

There were no changes to the carrying amount of the major classes of indefinite-lived intangible assets in the three quarters ended October 5, 2003.

Goodwill
In 2002, we performed transitional impairment tests on the carrying value of goodwill as of January 1, 2002. As a result, we recorded a transitional goodwill impairment charge of $6,948 ($6,051 after tax) at our direct marketing services business during the first quarter ended March 24, 2002, which is reported as a component of the cumulative effect of accounting change in the consolidated condensed statements of earnings. For goodwill amortization that was nondeductible for income tax purposes, the transitional goodwill impairment charge is also nondeductible. No impairment resulted from our 2002 annual impairment test. We perform impairment tests as of the beginning of the fourth quarter.

The changes in the carrying amount of goodwill in the three quarters ended October 5, 2003 are as follows:
Reporting Unit	Goodwill at January 1, 2003	Goodwill related to Acquisitions	Goodwill at October 5, 2003
Daily newspaper	$2,084	$--	$2,084
Community newspapers & shoppers	24,835	1,375	26,210
Broadcasting	82,119	--	82,119
Telecommunications	188	--	188
Label printing	2,362	--	2,362
Direct marketing services	410	--	410

Total	$111,998	$1,375	$113,373

6	COMPREHENSIVE INCOME
	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Net earnings	$22,759	$19,589	$47,937	$43,585
Foreign currency translation adjustments	--	(500)	--	(925)

Comprehensive income	$22,759	$19,089	$47,937	$42,660

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

7	EARNINGS PER SHARE

Basic and diluted earnings per share, retroactively reflecting the three-for-one share exchange, are computed as follows:

	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Basic earnings:
Earnings from continuing operations
before accounting change	$22,759	$19,838	$47,937	$50,432
Less dividends on class C common
stock	--	--	--	--

Earnings available to class A and
B common shareholders	22,759	19,838	47,937	50,432
Discontinued operations	--	(249)	--	(338)
Cumulative effect of accounting
change	--	--	--	(6,509)

Net earnings	$22,759	$19,589	$47,937	$43,585

Weighted average class A and B
shares outstanding	78,659	78,977	78,114	79,761

Basic earnings per share:
Continuing operations before
accounting change	$0.29	$0.25	$0.61	$0.63
Discontinued operations	--	--	--	--
Cumulative effect of accounting
change	--	--	--	(0.08)

Net earnings	$0.29	$0.25	$0.61	$0.55

Diluted earnings:
Earnings available to class A and B
common shareholders	$22,759	$19,838	$47,937	$50,432
Plus dividends on class C common
stock	--	--	--	--

Earnings available to class A and B common
shareholders with conversion	22,759	19,838	47,937	50,432
Discontinued operations	--	(249)	--	(338)
Cumulative effect of accounting change	--	--	--	(6,509)

Net earnings	$22,759	$19,589	$47,937	$43,585

Weighted average shares outstanding .	78,659	78,977	78,114	79,761
Incremental class A and B shares for
assumed conversion of class C shares	4,452	--	4,452	--

Adjusted weighted average shares
outstanding	83,111	78,977	82,566	79,761

Diluted earnings per share:
Continuing operations before
accounting change	$0.27	$0.25	$0.58	$0.63
Discontinued operations	--	--	--	--
Cumulative effect of accounting change	--	--	--	(0.08)

Net earnings	$0.27	$0.25	$0.58	$0.55

Due to the timing of our initial public offering in late September 2003, the number of weighted average shares outstanding in the third quarter is not representative of the full impact of our new capital structure. In addition, the average shares outstanding will decrease in the fourth quarter following the completion of our tender offer on November 3, 2003 in which we purchased 20,002,215 class B-1 shares.

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

Each of the 3,264,000 class C shares outstanding is convertible at any time at the option of the holder into either (i) 1.363970 class A shares (or a total of 4,451,998 class A shares) or (ii) 0.248243 class A shares (or a total of 810,265 class A shares) and 1.115727 class B shares (or a total of 3,641,733 class B shares).

8	DISCONTINUED OPERATIONS

In January 2002, we closed Fox Cities Newspapers, a business in our publishing segment located in Appleton, Wisconsin. On April 29, 2002, we approved the liquidation IPC Communications Services, S.A., a business in our printing services segment located in Roncq, France.

The following table summarizes the results of operations of Fox Cities Newspapers and IPC Communication Services, S.A.:

	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Operating revenue	$--	$355	$--	$3,237
Loss before income tax expense (benefit) of $196 and ($4,986)	$--	$(53)	$--	$(5,324)

There were no assets or liabilities of Fox Cities Newspapers or IPC Communication Services, S.A. included in the unaudited consolidated condensed balance sheet at October 5, 2003 and the consolidated balance sheet at December 31, 2002.

9	EXIT ACTIVITY

Effective January 1, 2003, we adopted Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity initiated after December 31, 2002 be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan.

In February 2003, we closed our CD-ROM mastering and replication facility, a business in our printing services segment, in Foothill Ranch, California. These functions will be performed by third parties, eliminating the need for all 33 employees, and will allow us to focus on our core printing services business. This action was completed in May 2003. We incurred expenses of $505. These costs are reported as selling and administrative expenses in the consolidated condensed statement of earnings. The sole remaining liability as of October 5, 2003 associated with the closure totals $100 and relates to an operating lease for the facility which expires in June 2005.

10	SEGMENT INFORMATION
	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Operating revenue
Publishing	$96,751	$94,894	$239,256	$238,212
Broadcasting	47,110	46,776	111,633	112,387
Telecommunications	45,601	45,082	113,969	114,181
Printing services	25,735	29,965	65,940	76,239
Other	30,148	28,600	74,080	70,384

	$245,345	$245,317	$604,878	$611,403

Operating earnings
Publishing	$11,325	$8,017	$22,972	$23,556
Broadcasting	8,972	9,774	19,429	21,996
Telecommunications	11,335	12,080	29,445	31,662
Printing services	968	2,082	2,701	3,145
Other	5,967	1,847	7,454	7,108

	$38,567	$33,800	$82,001	$87,467

JOURNAL COMMUNICATIONS, INC.
Notes to Unaudited Consolidated Condensed Financial Statements
(in thousands, except share and per share amounts)

	Third Quarter Ended		Three Quarters Ended
	October 5, 2003	October 6, 2002	October 5, 2003	October 6, 2002
Depreciation and amortization
Publishing	$5,093	$4,361	$12,768	$10,792
Broadcasting	2,580	2,286	6,146	5,551
Telecommunications	5,434	5,010	13,331	12,649
Printing	940	1,707	2,506	4,138
Other	795	819	2,005	2,203

	$14,842	$14,183	$36,756	$35,333

Capital expenditures
Publishing	$2,880	$8,338	$16,205	$25,285
Broadcasting	1,641	2,151	8,637	6,001
Telecommunications	2,424	3,015	8,460	7,990
Printing	352	925	1,342	2,175
Other	539	400	1,077	969

	$7,836	$14,829	$35,721	$42,420

	October 5, 2003	December 31, 2002
		Audited
Identifiable total assets
Publishing	$226,843	$224,290
Broadcasting	311,315	298,426
Telecommunications	109,054	114,545
Printing services	27,272	31,005
Other	292,000	76,486

	$966,484	$744,752

11	SUBSEQUENT EVENTS

On October 3, 2003, we commenced our tender offer to purchase up to 22,674,401 shares, or approximately $340.1 million worth of our class B-1 common stock. The tender offer expired on November 3, 2003 and we purchased and immediately retired 20,002,215 shares, or approximately $300.0 million (plus related expenses) worth of class B-1 common stock. The purpose of the tender offer was to allow our class B shareholders, who are employee and former employee investors in JESTA, to obtain liquidity for a certain portion of their shares so that they can reduce their personal debt previously incurred to purchase units of beneficial interest in that trust. The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the initial public offering in order to effect a “synthetic secondary” offering.

The following is a condensed proforma balance sheet reflecting the tender offer as of October 5, 2003:

	Actual October 5, 2003	Tender Offer	Proforma October 5, 2003
Cash and cash equivalents	$218,796	$(213,096)	$5,700
All other assets	747,688	--	747,688

Total assets	$966,484	$(213,096)	$753,388

Notes payable to banks (non-current)	$--	$87,335	$87,335
All other liabilities	217,102	--	217,102
Shareholders' equity:
Class C common stock	33	--	33
Class B-2 common stock	427	--	427
Class B-1 common stock	393	(200)	193
Class A common stock	201	--	201
Additional paid in capital	268,357	(633)	267,724
Retained earnings	588,686	(299,598)	289,088
Treasury stock, at cost	(108,715)	--	(108,715)

Total shareholders' equity	749,382	(300,431)	448,951

Total liabilities and shareholders' equity	$966,484	$(213,096)	$753,388

JOURNAL COMMUNICATIONS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our unaudited consolidated condensed financial statements for the third quarter and the three quarters ended October 5, 2003, including the notes thereto. Certain prior year amounts have been reclassified to reflect Fox Cities Newspapers and IPC Communication Services, S. A. as discontinued operations in our unaudited consolidated condensed financial statements and to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 net earnings.

More information regarding us is available at our website at www.jc.com. We are not including the information contained in our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports are made available to the public at no charge, other than a reader’s own internet access charges, through a link appearing on our website. We provide access to such material through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Forward-Looking Statements

We make certain statements in this Quarterly Report on Form 10-Q that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Act, and we are including this statement for purposes of those safe harbor provisions. These forward-looking statements generally include all statements other than statements of historical fact, including statements regarding our future financial position, business strategy, budgets, projected revenues and expenses, expected regulatory actions and plans and objectives of management for future operations. We use words such as “may,” “will,” “intend,” “anticipate,” “believe,” or “should” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements.

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

Overview

Our business segments are based on the organizational structure used by management for making operating and investment decisions and for assessing performance. Our reportable business segments are: (i) publishing; (ii) broadcasting; (iii) telecommunications; (iv) printing services; and (v) other. Our publishing segment consists of a daily newspaper, the Milwaukee Journal Sentinel, and more than 90 community newspapers and shoppers. Our broadcasting segment consists of 36 radio stations and six television stations in 11 states, plus we operate two additional radio stations under a local marketing agreement and are under contract to purchase these two stations. Our telecommunications segment consists of wholesale and business-to-business telecommunications services provided through a high speed fiber optic telecommunications network that covers more than 4,400 route miles in seven states. Our printing services segment reflects the operations of our printing and assembly and fulfillment business. Our other segment consists of a label printing business and a direct marketing services business. Also included in other are corporate expenses and eliminations.

Results of Operations

Third Quarter Ended October 5, 2003 compared to Third Quarter Ended October 6, 2002

Consolidated

Our consolidated operating revenue in the third quarter of both 2003 and 2002 was $245.3 million. Our consolidated operating costs and expenses in the third quarter of 2003 were $141.1 million, an increase of $4.6 million, or 3.4%, compared to $136.5 million in the third quarter of 2002. Our consolidated selling and administrative expenses in the third quarter of 2003 were $65.6 million, a decrease of $9.4 million, or 12.5%, compared to $75.0 million in the third quarter of 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the third quarter of 2003 and 2002:

	2003	Percent of Total Operating Revenue	2002	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$96.8	39.4%	$94.9	38.7%
Broadcasting	47.1	19.2	46.8	19.1
Telecommunications	45.6	18.6	45.1	18.4
Printing services	25.7	10.5	30.0	12.2
Other	30.1	12.3	28.5	11.6

Total operating revenue	245.3	100.0	245.3	100.0
Total operating costs and expenses	141.1	57.5	136.5	55.6
Selling and administrative expenses	65.6	26.8	75.0	30.6

Total operating costs and expenses and selling
and administrative expenses	206.7	84.3	211.5	86.2

Total operating earnings	38.6	15.7%	$33.8	13.8%

Total operating revenue in the third quarter of 2003 was essentially even compared to the third quarter of 2002. The increase in retail advertising at our daily newspaper, the increase in direct mail services from our direct marketing services business, the increase in commercial telecommunication services and the increase in national advertising at our radio broadcasting business was offset by the reduction in revenue from our customer, Dell Computer Corporation, in our printing services business and from wholesale telecommunications services.

The increase in total operating costs and expenses was primarily due to an increase in newsprint costs in our publishing business, an increase in programming and technology costs at our radio and television broadcasting business, an increase in operating costs and expenses associated with the increase in revenue in our commercial telecommunications business and an increase in revenue at our direct marketing business offset by the decrease in revenue at our printing services business. The decrease in selling and administrative expenses was primarily due to the gain on the sale of property in our other segment, lower payroll costs at our daily newspaper, the structural reorganization at our community newspapers and shoppers business, the decrease in promotion and sales expenses in our radio broadcasting business, the decrease in promotion expenses in our television broadcasting business and a decrease in bad debt expense at our telecommunications business.

Employee insurance benefit costs, included in total operating costs and expenses and selling and administrative expenses, were $12.1 million in the third quarter of 2003, an increase of $1.6 million or 15.2% compared to $10.5 million in the third quarter of 2002.

Our consolidated operating earnings in the third quarter of 2003 were $38.6 million, an increase of $4.8 million, or 14.1%, compared to $33.8 million in the third quarter of 2002. The following table presents our operating earnings by segment for the third quarter of 2003 and 2002:

	2003	Percent of Total Operating Earnings	2002	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$11.3	29.4%	$8.0	23.7%
Broadcasting	9.0	23.2	9.8	28.9
Telecommunications	11.3	29.4	12.1	35.7
Printing services	1.0	2.5	2.1	6.2
Other	6.0	15.5	1.8	5.5

Total operating earnings	$38.6	100.0%	$33.8	100.0%

The increase in total operating earnings was primarily due to the gain on the sale of property at our other reportable segment, the savings from the elimination of a duplicate workforce during initial start-up of our daily newspaper’s new production facility and other payroll reductions at our daily newspaper, savings from the structural reorganization of our community newspapers and shoppers business and the decrease in promotional and sales expenses at our radio broadcasting business, partially offset by the increases in programming costs and expenses related to organizational changes at our television broadcasting business, the decrease in revenue at our printing services business and the decrease in the profit margin due to the change in the operating revenue mix at our telecommunications business.

Our consolidated EBITDA in the third quarter of 2003 was $53.4 million, an increase of $5.4 million, or 11.3%, compared to $48.0 million in the third quarter of 2002. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the third quarter of 2003 and 2002:

	2003	2002
	(dollars in millions)
Net earnings	$22.8	$19.6
Total other expense	0.3	0.1
Provision for income taxes	15.5	13.9
Loss from discontinued operations, net	--	0.2
Depreciation	14.3	13.6
Amortization	0.5	0.6

EBITDA	$53.4	$48.0

The increase in total EBITDA is consistent with increases in operating earnings in our other and publishing reportable segments partially offset by a decrease in operating earnings at our printing services, broadcasting and telecommunications reportable segments.

Publishing

Operating revenue from publishing in the third quarter of 2003 was $96.8 million, an increase of $1.9 million, or 2.0%, compared to $94.9 million in the third quarter of 2002. Operating earnings from publishing in the third quarter of 2003 were $11.3 million, an increase of $3.3 million, or 41.3%, compared to $8.0 million in the third quarter of 2002.

The following table presents our publishing operating revenue and operating earnings for the third quarter of 2003 and 2002:

	2003			2002
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Operating revenue	$66.8	$30.0	$96.8	$64.9	$30.0	$94.9

Operating earnings	$9.7	$1.6	$11.3	$7.4	$0.6	$8.0

The following table presents our publishing operating revenue by category for the third quarter of 2003 and 2002:

	2003			2002
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$23.8	$17.8	$41.6	$21.4	$18.1	$39.5
Classified	19.6	2.9	22.5	20.6	3.2	23.8
General	3.1	--	3.1	3.5	--	3.5
Other	5.5	0.5	6.0	4.9	0.5	5.4

Total advertising revenue	52.0	21.2	73.2	50.4	21.8	72.2
Circulation revenue	13.7	0.9	14.6	13.8	1.0	14.8
Other revenue	1.1	7.9	9.0	0.7	7.2	7.9

Total operating revenue	$66.8	$30.0	$96.8	$64.9	$30.0	$94.9

Advertising revenue in the third quarter of 2003 accounted for 75.6% of total publishing revenue compared to 76.1% in the third quarter of 2002.

Retail advertising revenue in the third quarter of 2003 was $41.6 million, an increase of $2.1 million, or 5.3%, compared to $39.5 million in the third quarter of 2002. The increase is comprised of a $1.6 million, or 11.7%, increase in daily newspaper retail ROP (run-of-press) and retail niche advertising and a $0.8 million, or 11.3%, increase in daily newspaper retail preprints offset by a $0.3 million decrease in community newspaper retail advertising. The increase in advertising revenue at the daily newspaper in the third quarter of 2003 is primarily due to the increased color capacity and reproduction quality of our new presses and a sales program that encouraged our advertisers to increase their advertising with us. Preprint advertising increased in the third quarter of 2003 due to additional advertising from several home improvement advertisers, the shift to preprint advertising from retail ROP by a major local furniture advertiser and an increase in average net paid circulation.

Classified advertising revenue in the third quarter of 2003 was $22.5 million, a decrease of $1.3 million, or 5.5%, compared to $23.8 million in the third quarter of 2002. Decreases in employment advertising of $1.1 million and automotive advertising of $0.8 million at our daily newspaper and a $0.3 million decrease at our community newspapers and shoppers were partially offset by increases in general advertising of $0.6 million and real estate advertising of $0.6 million. The decrease in employment advertising, which accounted for 29.8% of total classified advertising in the third quarter of 2003, represented a 14.2% decrease from the third quarter of 2002. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to retail sections of the paper. We believe the decrease in employment advertising resulted primarily from continuing economic weakness and uncertainty.

General advertising revenue in the third quarter of 2003 was $3.1 million, a decrease of $0.4 million, or 11.4%, compared to $3.5 million in the third quarter of 2002. The decrease was attributable to a $0.6 million general ROP branding campaign from a telecommunications advertiser in the third quarter of 2002 that was not repeated and was partially offset by an increase of $0.2 million in general preprints in the third quarter of 2003.

The following table presents our daily newspaper’s core newspaper advertising linage by category for the third quarter of 2003 and 2002:

	2003	2002	Change
Advertising linage (inches in thousands):
Full run
Retail	224.4	206.3	+8.8%
Classified	288.6	303.6	-4.9%
General	15.6	18.2	-14.3%

Total full run	528.6	528.1	+0.1%
Part run	41.5	25.3	+64.0%

Total advertising linage	570.1	553.4	+3.0%

Preprint pieces (in millions) (1)	246.8	220.2	+12.1%

(1)     A correction has been made to the number of preprint pieces in 2003 and 2002.

Total advertising linage in the third quarter of 2003 increased 3.0% compared to the third quarter of 2002. The increase was largely due to a 64.0% increase in part run linage. The part run linage in the third quarter of 2003 increased primarily due to an increase in zoned retail advertising. Full run linage was essentially the same in the third quarter of 2003 and 2002. An 8.8% increase in retail advertising was offset by a 14.3% decrease in general advertising and a 4.9% decrease in classified advertising. The increase in retail advertising linage is consistent with the revenue increase in retail ROP while the decrease in general advertising linage is due to the decrease in general ROP revenue and the decrease in classified advertising linage is consistent with its revenue decrease. Preprint advertising pieces increased 12.1% due to the increase from several home improvement advertisers, the shift to preprint advertising from retail ROP by a major local furniture advertiser and an increase in average net paid circulation.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the third quarter of 2003 and 2002:

	2003	2002	Change
Full pages of advertising (1):
Community newspapers	33,914	37,082	-8.5%
Shoppers	31,106	33,124	-6.1%

Total full pages of advertising (1)	65,020	70,206	-7.4%

Revenue per page (1)	$283.56	$270.20	+4.9%

(1)    A correction has been made to the number of full pages of advertising and revenue per page in 2003 and 2002.

Total pages of full page advertising of our community newspapers and shoppers in the third quarter of 2003 decreased 7.4% compared to the third quarter of 2002. The decrease was due to an 8.5% decrease in advertising in community newspapers and a 6.1% decrease in advertising in shoppers, due in part to our decision to reduce the amount of advertising and editorial space in our community newspapers and shoppers. Revenue per page increased 4.9% primarily due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, niche publications and event marketing, in the third quarter of 2003 was $6.0 million, an increase of $0.6 million, or 11.1%, compared to $5.4 million in the third quarter of 2002. The increase was largely due to increases in direct mail advertising and online classified advertising.

Circulation revenue in the third quarter of 2003 accounted for 15.1% of total publishing revenue compared to 15.6% in the third quarter of 2002. Circulation revenue in the third quarter of 2003 was $14.6 million, a decrease of $0.2 million, or 1.4%, compared to $14.8 million in the third quarter of 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. According to the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended September 30, 2003, average net paid circulation increased 0.8% for both the daily edition and the Sunday edition compared to the six month period ended September 2002. Average paid circulation for our community newspapers decreased 1.8% in the third quarter of 2003 compared to the third quarter of 2002.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue of our daily newspaper, in the third quarter of 2003 accounted for 9.3% of total publishing revenue compared to 8.3% in the third quarter of 2002. Other revenue in the third quarter of 2003 was $9.0 million, an increase of $1.1 million, or 13.9%, compared to $7.9 million in the third quarter of 2002. The increase was primarily attributed to a $0.7 million increase in commercial printing revenue at our community newspapers and shoppers due to increased prices and a $0.3 million increase in volume. As a result of the increased capabilities of the daily newspaper’s new production facility, we had $0.4 million in commercial printing revenue in the third quarter of 2003 which we did not have in the third quarter of 2002.

Publishing operating earnings in the third quarter of 2003 were $11.3 million, an increase of $3.3 million, or 41.3%, compared to $8.0 million in the third quarter of 2002. The increase is attributed to savings of $2.4 million from the elimination of a duplicate workforce during initial start-up of the new production facility and other payroll reductions at our daily newspaper and savings of $1.7 million from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business. The structural reorganization primarily consisted of the elimination of regional management and the closure of a centralized telemarketing effort for classified sales. The savings were partially offset by an increase in newsprint costs. Newsprint costs were $12.3 million in the third quarter of 2003, an increase of $0.8 million, compared to $11.5 million in the third quarter of 2002. The increase in the cost of newsprint was primarily attributed to price increases totaling $1.3 million and consumption increases of $0.2 million partially offset by $0.7 million in savings at the daily newspaper from utilizing a smaller page size.

Broadcasting

Operating revenue from broadcasting in the third quarter of 2003 was $47.1 million, an increase of $0.3 million, or 0.7%, compared to $46.8 million in the third quarter of 2002. Operating earnings from broadcasting in the third quarter of 2003 were $9.0 million, a decrease of $0.8 million, or 8.2%, compared to $9.8 million in the third quarter of 2002.

The following table presents our broadcasting operating revenue and operating earnings for the third quarter of 2003 and 2002:

	2003			2002
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Operating revenue	$25.4	$21.7	$47.1	$25.1	$21.7	$46.8

Operating earnings	$5.7	$3.3	$9.0	$5.2	$4.6	$9.8

Operating revenue from our radio stations in the third quarter of 2003 was $25.4 million, an increase of $0.3 million, or 1.2%, compared to $25.1 million in the third quarter of 2002. The increase was primarily attributed to a $0.6 million increase in national advertising revenue offset by a $0.2 million decrease in political and issue advertising revenue and a $0.1 million decrease in local advertising revenue.

Operating earnings from our radio stations in the third quarter of 2003 were $5.7 million, an increase of $0.5 million, or 9.6%, compared to $5.2 million in the third quarter of 2002. The increase was primarily attributed the increase in revenue, $0.5 million decrease in promotional expenses and $0.2 million decrease in sales expenses offset by $0.3 million in additional sports programming expenses and $0.2 million increase in technology costs.

Operating revenue from our television stations in the third quarter of 2003 and 2002 was $21.7 million. The $1.2 million increase in local advertising revenue was offset by a $1.2 million decrease in political and issue advertising revenue.

Operating earnings from our television stations in the third quarter of 2003 were $3.3 million, a decrease of $1.3 million, or 28.3%, compared to $4.6 million in the third quarter of 2002. The decrease was primarily attributed to increases in programming costs, expenses related to organizational changes, increases in technology, depreciation and news expenses offset by a decrease in promotional expenses.

Telecommunications

Operating revenue from telecommunications in the third quarter of 2003 was $45.6 million, an increase of $0.5 million, or 1.2%, compared to $45.1 million in the third quarter of 2002. Operating earnings from telecommunications in the third quarter of 2003 were $11.3 million, a decrease of $0.8 million, or 6.1%, compared to $12.1 million in the third quarter of 2002.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the third quarter of 2003 was $27.8 million, a decrease of $1.4 million, or 4.8%, compared to $29.2 million in the third quarter of 2002. The decrease was primarily attributed to service disconnections. Due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers’ “end-user” customer base. Monthly recurring revenue from wholesale services was $7.1 million at the end of the third quarter of 2003 compared to $7.4 million at the beginning of the third quarter of 2003 and to $7.5 million at the end of the third quarter of 2002. During the third quarter of 2003, new circuit connections of $0.2 million in monthly recurring revenue were offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the third quarter of 2003 was $17.8 million, an increase of $1.9 million, or 11.9%, compared to $15.9 million in the third quarter of 2002. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of the third quarter of 2003 was $3.3 million compared to $3.2 million at the beginning of the third quarter of 2003 and $3.0 million at the end of the third quarter of 2002. Recently, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us beginning in 2004.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003, and a decrease in profit margin due to higher operating costs and expenses associated with the higher mix of commercial revenue, partially offset by a decrease in bad debt expense. We expect service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a decrease in our telecommunications operating earnings during 2004.

WorldCom and Global Crossing together accounted for 18.0% and 16.3% of our telecommunications revenue in the third quarter of 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. Each company has received the approval of the bankruptcy court for its reorganization plan and expects to emerge from bankruptcy. While we continue to provide services to WorldCom and receive advance or timely payment for those services, we are in the process of ongoing negotiations that will likely result in changes to the services we provide, which could include disconnection or re-pricing of certain circuits and the possible addition of new services and circuits. In addition, we continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits upon 30 days’ notice. We are currently negotiating a renewal service contract with Global Crossing. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services and we have the contractual ability to turn off service if a payment problem exits. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the third quarter of 2003 was $25.7 million, a decrease of $4.3 million, or 14.1%, compared to $30.0 million in the third quarter of 2002. Operating earnings from printing services in the third quarter of 2003 were $1.0 million, a decrease of $1.1 million, or 53.5%, compared to $2.1 million in the third quarter of 2002.

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to purchase certain products that are supplied by a different vendor. Additional decreases in revenue were due to the reduction of manuals supplied to some original equipment manufacturing customers and the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan.

The decrease in printing services operating earnings was primarily attributed to the decrease in operating revenue and was partially offset by decreases in fixed expenses as well as variable expenses related to the revenue decrease.

Dell Computer Corporation accounted for 30.4% and 41.0% of our printing services revenue in the third quarter of 2003 and 2002, respectively. We expect revenue from this customer to continue to decrease before stabilizing during 2004. The loss of this business could have a material adverse effect on our results of operations.

Other

Other operating revenue in the third quarter of 2003 was $30.1 million, an increase of $1.6 million, or 5.4%, compared to $28.5 million in the third quarter of 2002. Other operating earnings in the third quarter of 2003 were $6.0 million, an increase of $4.2 million, or 223.1%, compared to operating earnings of $1.8 million in the third quarter of 2002.

The following table presents our other operating revenue and operating earnings by business for the third quarter of 2003 and 2002:

	2003				2002
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Operating revenue	$17.7	$13.6	$ (1.2)	$30.1	$17.7	$12.0	$ (1.2)	$28.5

Operating earnings	$0.9	$1.1	$ 4.0	$6.0	$0.6	$0.5	$ 0.7	$1.8

The increase in other operating revenue was primarily attributed to an increase in sales of list services, database marketing services and printing services from our direct marketing services business. Included in operating revenue and operating costs and expenses from our direct marketing services business is $7.4 million and $6.7 million of postage amounts billed to customers in the third quarter of 2003 and 2002, respectively.

The increase in other operating earnings was primarily attributed to the $3.2 million gain on the sale of property in the third quarter of 2003 and the increased profit margins on database marketing services and list services revenue.

SAB/Miller Brewing Company accounted for 43.3% and 49.6% of our label printing business’ revenue in the third quarter of 2003 and 2002, respectively. In 2003, our label printing business is in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends were $0.1 million in the third quarter of 2003 and 2002. Interest expense in the third quarter of 2003 was $0.4 million compared to $0.2 million in the third quarter of 2002. Gross interest expense from borrowings under our credit agreement in the third quarter of 2003 was $0.4 million compared to $0.5 million in the third quarter of 2002. There was no interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in the third quarter of 2003 compared to $0.4 million in the third quarter of 2002.

The effective tax rate on continuing operations was 40.5% in the third quarter of 2003 compared to 41.2% in the third quarter of 2002. The difference between the statutory federal and state tax rates and the effective tax rate in the third quarter of 2002 was primarily the result of non-deductible expenses related to litigation that was settled in 2002.

Discontinued Operations

In January 2002, we closed Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing segment.

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

Net revenue from discontinued operations in the third quarter of 2002 was $0.4 million. The loss from discontinued operations in the third quarter of 2002 was $0.2 million. Applicable income tax benefits were $0.2 million in the third quarter of 2002. Net assets of discontinued operations at October 5, 2003 and December 31, 2002 were zero.

Three Quarters Ended October 5, 2003 compared to Three Quarters Ended October 6, 2002

Consolidated

Our consolidated operating revenue in the three quarters of 2003 was $604.9 million, a decrease of $6.5 million, or 1.1%, compared to $611.4 million in the three quarters of 2002. Our consolidated operating costs and expenses in the three quarters of 2003 were $348.9 million, an increase of $7.2 million, or 2.1%, compared to $341.7 million in the three quarters of 2002. Our consolidated selling and administrative expenses in the three quarters of 2003 were $174.0 million, a decrease of $8.2 million, or 4.5%, compared to $182.2 million in the three quarters of 2002.

The following table presents our total operating revenue by segment, total operating costs and expenses, selling and administrative expenses and total operating earnings as a percent of total operating revenue for the three quarters of 2003 and 2002:

	2003	Percent of Total Operating Revenue	2002	Percent of Total Operating Revenue
	(dollars in millions)
Operating revenue:
Publishing	$239.3	39.6%	$238.2	38.9%
Broadcasting	111.6	18.5	112.4	18.4
Telecommunications	114.0	18.8	114.2	18.7
Printing services	65.9	10.9	76.2	12.5
Other	74.1	12.2	70.4	11.5

Total operating revenue	604.9	100.0	611.4	100.0
Total operating costs and expenses	348.9	57.6	341.7	55.9
Selling and administrative expenses	174.0	28.8	182.2	29.8

Total operating costs and expenses and
selling and administrative expenses	522.9	86.4	523.9	85.7

Total operating earnings	$82.0	13.6%	$87.5	14.3%

The decrease in total operating revenue was due to a reduction in revenue from our largest customer in our printing services business, carrier service disconnections at our telecommunications business, the decrease in Olympic and political and issue advertising at our television stations and the decrease in other and network revenue at our radio stations. These decreases were partially offset by increases in direct mail services from our direct marketing services business, an increase in retail advertising revenue at our daily newspaper and an increase in gravure label printing from our label printing business.

The increase in total operating costs and expenses was primarily due to additional costs related to the daily newspaper’s transition to its new production facility, the increase in newsprint costs at our publishing businesses, the increase in technology, depreciation and programming expenses at our television broadcasting business, an increase in operating costs and expenses associated with the increase in revenue in our commercial telecommunications business and an increase in revenue at our direct marketing business offset by the decrease in revenue at our printing services business. The decrease in selling and administrative expenses was primarily due to the gain on the sale of property in our other segment, lower payroll costs at our daily newspaper, the structural reorganization at our community newspapers and shoppers business, the decrease in promotion and sales expenses in our radio broadcasting business, the decrease in promotion expenses in our television broadcasting business and a decrease in bad debt expense at our telecommunications business.

Employee insurance benefit costs, included in total operating costs and expenses and selling and administrative expenses, were $31.2 million in the third quarter of 2003, an increase of $3.2 million or 11.4% compared to $28.0 million in the third quarter of 2002.

Our consolidated operating earnings in the three quarters of 2003 were $82.0 million, a decrease of $5.5 million, or 6.7%, compared to $87.5 million in the three quarters of 2002. The following table presents our operating earnings by segment for the three quarters of 2003 and 2002:

	2003	Percent of Total Operating Earnings	2002	Percent of Total Operating Earnings
	(dollars in millions)
Publishing	$23.0	28.0%	$23.6	26.9%
Broadcasting	19.4	23.7	22.0	25.2
Telecommunications	29.4	35.9	31.7	36.2
Printing services	2.7	3.3	3.1	3.6
Other	7.5	9.1	7.1	8.1

Total operating earnings	$82.0	100.0%	$87.5	100.0%

The decrease in total operating earnings was primarily due to the increase in technology, depreciation and programming costs at our television broadcasting business, the decrease in the profit margin due to the change in the operating revenue mix at our telecommunications business and the additional costs related to the daily newspaper’s new production facility.

Our consolidated EBITDA in the three quarters of 2003 was $118.8 million, a decrease of $4.0 million, or 3.3%, compared to $122.8 million in the three quarters of 2002. We define EBITDA as net earnings plus total other income and expense, provision for income taxes, gain/loss from discontinued operations, net, cumulative effect of accounting change, net, depreciation and amortization. We believe the presentation of EBITDA is relevant and useful because it helps improve our investors’ ability to understand our operating performance and makes it easier to compare our results with other companies that have different financing and capital structures or tax rates. Our management uses EBITDA, among other things, to evaluate our operating performance, to value prospective acquisitions and as a component of incentive compensation targets for certain management personnel. In addition, our lenders use EBITDA to measure our ability to service our debt. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States. EBITDA should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. EBITDA, as we calculate it, may not be comparable to EBITDA measures reported by other companies. In addition, EBITDA does not represent funds available for discretionary use.

The following table presents a reconciliation of our consolidated net earnings to consolidated EBITDA for the three quarters of 2003 and 2002:

	2003	2002
	(dollars in millions)
Net earnings	$47.9	$43.6
Total other (income) and expense	1.6	(0.4)
Provision for income taxes	32.5	37.5
Loss from discontinued operations, net	--	0.3
Cumulative effect of accounting change, net	--	6.5
Depreciation	35.5	33.8
Amortization	1.3	1.5

EBITDA	$118.8	$122.8

The decrease in total EBITDA is consistent with decreases in operating earnings in our broadcasting, telecommunications, publishing and printing services business, offset by an increase in operating earnings at our other reportable segment.

Publishing

Operating revenue from publishing in the three quarters of 2003 was $239.3 million, an increase of $1.1 million, or 0.5%, compared to $238.2 million in the three quarters of 2002. Operating earnings from publishing in the three quarters of 2003 were $23.0 million, a decrease of $0.6 million, or 2.5%, compared to $23.6 million in the three quarters of 2002.

The following table presents our publishing operating revenue and operating earnings for the three quarters of 2003 and 2002:

	2003			2002
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Operating revenue	$165.0	$74.3	$239.3	$162.4	$75.8	$238.2

Operating earnings	$20.0	$3.0	$23.0	$22.1	$1.5	$23.6

The following table presents our publishing operating revenue by category for the three quarters of 2003 and 2002:

	2003			2002
	Daily Newspaper	Community Newspapers & Shoppers	Total	Daily Newspaper	Community Newspapers & Shoppers	Total
	(dollars in millions)
Advertising revenue:
Retail	$59.3	$42.9	$102.2	$54.8	$43.6	$98.4
Classified	47.1	6.7	53.8	49.4	7.7	57.1
General	8.1	--	8.1	8.1	--	8.1
Other	13.4	1.6	15.0	12.1	1.3	13.4

Total advertising revenue	127.9	51.2	179.1	124.4	52.6	177.0
Circulation revenue	33.4	2.2	35.6	34.8	2.5	37.3
Other revenue	3.7	20.9	24.6	3.2	20.7	23.9

Total operating revenue	$165.0	$74.3	$239.3	$162.4	$75.8	$238.2

Advertising revenue in the three quarters of 2003 accounted for 74.8% of total publishing revenue compared to 74.3% in the three quarters of 2002.

Retail advertising revenue in the three quarters of 2003 was $102.2 million, an increase of $3.8 million, or 3.9%, compared to $98.4 million in the three quarters of 2002. The increase is comprised of a $2.3 million, or 6.2%, increase in daily newspaper retail ROP (run-of-press) retail niche publications and a $2.2 million, or 12.5%, increase in daily newspaper retail preprints partially offset by a $0.7 million decrease in community newspaper and shopper retail advertising. The increase in advertising revenue at the daily newspaper in the three quarters of 2003 is primarily due to the increased color capacity and reproduction quality of our new presses, increased advertising from several telecommunications advertisers and a sales program that encouraged our advertisers to increase or maintain their advertising with us. Preprint advertising increased in the three quarters of 2003 due to certain retail and furniture advertisers increasing their preprint advertising over 2002, several advertisers switching from retail ROP and an increase in average net paid circulation.

Classified advertising revenue in the three quarters of 2003 was $53.8 million, a decrease of $3.3 million, or 5.8%, compared to $57.1 million in the three quarters of 2002. Decreases in employment advertising of $2.3 million and automotive advertising of $1.7 million at our daily newspaper and a $1.0 million decrease at our community newspapers and shoppers were partially offset by increases in general advertising of $1.2 million and real estate advertising of $0.5 million. The decrease in employment advertising, which accounted for almost 31.6% of total classified advertising in the three quarters of 2003, represented an 11.7% decrease from the three quarters of 2002. The decrease in automotive advertising is due to certain advertisers switching their ad placement from the classified section to retail sections of the paper. We believe the decrease in employment advertising resulted primarily from continuing economic weakness and uncertainty.

General advertising revenue in the three quarters of 2003 and 2002 was $8.1 million.

The following table presents the advertising linage of our daily newspaper’s core newspaper by category for the three quarters of 2003 and 2002:

	2003	2002	Change
Advertising linage (inches in thousands):
Full run
Retail	537.1	522.4	+2.8%
Classified	682.5	715.4	-4.6%
General	37.5	39.5	-5.1%

Total full run	1,257.1	1,277.3	-1.6%
Part run	88.3	58.6	+50.7%

Total advertising linage	1,345.4	1,335.9	+0.7%

Preprint pieces (in millions) (1)	623.7	546.0	+14.2%

(1)    A correction has been made to the number of preprint pieces in 2003 and 2002.

Total advertising linage in the three quarters of 2003 increased 0.7% compared to the three quarters of 2002. The increase was largely due to a 50.7% increase in part run linage offset by a 1.6% decrease in full run linage. Part run linage increased in the three quarters of 2003 due to an increase in zoned retail advertising. Full run linage in the three quarters of 2003 decreased primarily due to a 5.1% decrease in general advertising and a 4.6% decrease in classified advertising partially offset by 2.8% increase in retail advertising. The decrease in classified advertising linage is consistent with the decrease in classified advertising revenue and the decrease in general advertising linage is due to a decrease in general ROP revenue. The increase in retail advertising lineage is consistent with our increase in retail ROP revenue. Preprint advertising pieces rose 14.2% due to the increase in retail and general preprint revenue.

The following table presents the full pages of advertising and revenue per page of our community newspapers and shoppers for the three quarters of 2003 and 2002:

	2003	2002	Change
Full pages of advertising (1)
Community newspapers	84,200	90,610	-7.1%
Shoppers	75,024	81,168	-7.6%

Total full pages of advertising	159,224	171,778	-7.3%

Revenue per page (1)	$284.93	$274.34	+3.9%

(1)    A correction has been made for the number of full pages of advertising and revenue per page in 2003 and 2002.

Total pages of full page advertising for our community newspapers and shoppers in the three quarters of 2003 decreased 7.3% compared to the three quarters of 2002. The decrease was largely due to a 7.6% decrease in advertising in shoppers and a 7.1% decrease in advertising in community newspapers. We have reduced the amount of advertising and editorial space in our community newspapers and shoppers. Revenue per page increased 3.9% primarily due to rate increases.

Other advertising revenue, consisting of revenue from direct marketing efforts, JSOnline, niche publications and event marketing, in the three quarters of 2003 was $15.0 million, an increase of $1.6 million, or 11.9%, compared to $13.4 million in the three quarters of 2002. The increase was largely due to increased direct mail advertising and online classified advertising.

Circulation revenue in the three quarters of 2003 accounted for 14.9% of total publishing revenue compared to 15.7% in the three quarters of 2002. Circulation revenue in the three quarters of 2003 was $35.6 million, a decrease of $1.7 million, or 4.6%, compared to $37.3 million in the three quarters of 2002. The decrease in circulation revenue is mainly attributed to an increase in reduced rate offerings at the daily newspaper. On June 30, 2002, in an effort to increase readership in certain areas of Milwaukee County, we began offering greater discounts on home delivery and single copy sales. Circulation in those areas has increased since offering the discounts. According to the Audit Bureau of Circulations’ Newspaper Publisher’s Statement for the six month period ended September 30, 2003, average net paid circulation increased 0.8% for both the daily edition and the Sunday edition compared to the six month period ended September 2002. Average paid circulation for our community newspapers decreased 2.5% in the three quarters of 2003 compared to the three quarters of 2002.

Other revenue, which consists of revenue from commercial printing opportunities at the print plants for our community newspapers and shoppers and promotional, distribution and commercial printing revenue at our daily newspaper, in the three quarters of 2003 accounted for 10.3% of total publishing revenue compared to 10.0% in the three quarters of 2002. Other revenue in the three quarters of 2003 was $24.6 million, an increase of $0.7 million, or 2.9%, compared to $23.9 million in the three quarters of 2002. The increase was primarily attributed to the introduction of commercial printing revenue at the daily newspaper as a result of the increased printing capabilities of our new presses.

Publishing operating earnings in the three quarters of 2003 were $23.0 million, a decrease of $0.6 million, or 2.5%, compared to $23.6 million in the three quarters of 2002. The decrease was primarily due to $3.0 million in additional costs related to the initial start-up of the daily newspaper’s new production facility and running duplicate production operations during the first quarter of 2003 and a increase in the cost of newsprint, partially offset by a decrease in payroll expenses at our daily newspaper and savings from the structural reorganization and other cost reduction initiatives of our community newspapers and shoppers business. Included in the $3.0 million of additional costs were a $2.2 million increase in depreciation expense and $0.6 million equipment disposal expenses. Newsprint costs were $29.8 million in the three quarters of 2003, an increase of $1.0 million, compared to $28.8 million in the third quarter of 2002. The increase in the cost of newsprint was primarily attributed to price increases totaling $2.0 million partially offset by $1.0 million in savings at the daily newspaper from utilizing a smaller page size.

As of March 30, 2003, all production and distribution of the daily newspaper have been transitioned to the new production facility. Production and distribution of the newspaper were done at both the old and new production facilities from October 2002 until March 2003. Although the facility is operational, final adjustments to the equipment have not yet been made and our operators are still learning how to effectively utilize the features of the new equipment. We are beginning to see an increase in retail ROP revenue as a result of the improved print reproduction quality and increased productivity of our new presses and we are pursuing commercial printing revenue opportunities from third parties. We do not expect to achieve full benefit from the operating efficiencies of the new production facility before the end of the year.

Broadcasting

Operating revenue from broadcasting in the three quarters of 2003 was $111.6 million, a decrease of $0.8 million, or 0.7%, compared to $112.4 million in the three quarters of 2002. Operating earnings from broadcasting in the three quarters of 2003 were $19.4 million, a decrease of $2.6 million, or 11.7%, compared to $22.0 million in the three quarters of 2002.

The following table presents our broadcasting operating revenue and operating earnings for the three quarters of 2003 and 2002:

	2003			2002
	Radio	Television	Total	Radio	Television	Total
	(dollars in millions)
Operating revenue	$57.7	$53.9	$111.6	$58.1	$54.3	$112.4

Operating earnings	$11.1	$8.3	$19.4	$10.2	$11.8	$22.0

Operating revenue from our radio stations in the three quarters of 2003 was $57.7 million, a decrease of $0.4 million, or 0.7%, compared to $58.1 million in the three quarters of 2002. The decrease was primarily attributed to a $0.3 million decrease in sundry revenue and a $0.1 million decrease from network revenue. A $1.0 million increase in national advertising revenue was offset by a $1.0 million decrease in local advertising revenue.

Operating earnings from our radio stations in the three quarters of 2003 were $11.1 million, an increase of $0.9 million, or 8.8%, compared to $10.2 million in the three quarters of 2002. The increase was primarily attributed to a decrease in sales and promotional expenses.

Operating revenue from our television stations in the three quarters of 2003 was $53.9 million, a decrease of $0.4 million, or 0.7%, compared to $54.3 million in the three quarters of 2002. The decrease was primarily attributed to a $2.5 million decrease in Olympic advertising revenue, and $1.5 million decrease in political and issue advertising revenue that was almost entirely offset by a $3.4 million increase in local advertising revenue and a $0.2 million increase in national advertising revenue.

Operating earnings from our television stations in the three quarters of 2003 were $8.3 million, a decrease of $3.5 million, or 30.0%, compared to $11.8 million in the three quarters of 2002. The decrease was primarily attributed to increases in technology and depreciation expenses, programming expenses, news expenses, expenses related to organizational changes and sales expenses

The threatened outbreak of hostilities in Iraq in March 2003 and the war itself had a $0.6 million negative impact on our television broadcasting revenue in the three quarters of 2003 due to reduced spending levels by some advertisers. There was hesitancy on the part of some advertisers to place schedules during the period of time leading up to the war, cancellations by some advertisers for the duration of war coverage and elimination of advertising inventory available from our television networks, our local news products and syndicated and local programming during their coverage of the war.

Telecommunications

Operating revenue from telecommunications in the three quarters of 2003 was $114.0 million, a decrease of $0.2 million, or 0.2% compared to $114.2 million in the three quarters of 2002. Operating earnings from telecommunications in the three quarters of 2003 were $29.4 million, a decrease of $2.3 million, or 7.0%, compared to $31.7 million in the three quarters of 2002.

Wholesale telecommunication services provide network transmission solutions for other service providers by offering bulk transmission capacity. Operating revenue from wholesale services in the three quarters of 2003 was $70.8 million, a decrease of $4.2 million, or 5.6%, compared to $75.0 million in the three quarters of 2002. The decrease was primarily due to service disconnections. Due to the turmoil in the telecommunications industry, we have experienced a significant increase in customers disconnecting or terminating service. While we are not always able to determine the specific reason a customer may disconnect service, we believe the trend of customers focusing on reducing their network costs will continue, primarily due to consolidating traffic on least cost routes and economic and other changes occurring within our customers’ “end-user” customer base. Monthly recurring revenue from wholesale services at the end of the three quarters of 2003 was $7.1 million compared to $7.5 million at the beginning of 2003 and at the end of the three quarters of 2002. During the three quarters of 2003, new circuit connections of $0.6 million in monthly recurring revenue were more than offset by service disconnections.

Commercial telecommunication services provide advanced data communications and long distance service to small and medium sized businesses in the Upper Midwest, principally in Wisconsin, Michigan, Indiana, Minnesota and Illinois. Operating revenue from commercial services in the three quarters of 2003 was $43.2 million, an increase of $4.0 million, or 10.2%, compared to $39.2 million in the three quarters of 2002. The increase was primarily attributed to an increase in long distance services. Monthly recurring revenue from commercial advanced data services at the end of the three quarters of 2003 was $3.3 million compared to $3.0 million at the beginning of 2003 and at the end of the three quarters of 2002. Recently, regulators approved SBC Communications Inc.‘s application to offer long distance service in Wisconsin, Indiana, Illinois and Michigan. We believe this increased competition for commercial telecommunication services could adversely impact us beginning in 2004.

The decrease in operating earnings from telecommunications was primarily attributed to wholesale service disconnections that occurred during 2003 and 2002 and a decrease in profit margin due to higher operating costs and expenses associated with the higher mix of commercial revenue, partially offset by a decrease in bad debt expense. We expect service disconnections and price reductions in our wholesale telecommunications business will cause an increasing downward trend that could result in a significant decrease in our telecommunications operating earnings during 2004.

WorldCom and Global Crossing together accounted for 18.4% and 18.9% of our telecommunications revenue in the three quarters of 2003 and 2002, respectively. Global Crossing filed for Chapter 11 bankruptcy protection in January 2002 and WorldCom filed for Chapter 11 bankruptcy protection in July 2002. In April 2003, we sold our WorldCom pre-petition receivable, net of applicable “set-off” accounts payable, to a third party. Each company has received the approval of the bankruptcy court for its plan of reorganization and expects to emerge from bankruptcy. While we continue to provide services to WorldCom and receive advance or timely payment for those services, we are in the process of ongoing negotiations that will likely result in changes to the services we provide, which could include disconnection or re-pricing of certain circuits and the possible addition of new services and circuits. In addition, we continue to provide services to Global Crossing and receive advance or timely payment for those services; however, under our current arrangement, Global Crossing may terminate circuits upon 30 days’ notice. We are currently negotiating a renewal service contract with Global Crossing. The loss of the ongoing business from either of these two customers would have a significant adverse effect on our results of operations.

We do not believe we have a material bad debt exposure because we bill all data services for both wholesale and commercial customers in advance of providing services and we have the contractual ability to turn off service if a payment problem exists. Most customers are required to pay their bill before services are provided.

Printing Services

Operating revenue from printing services in the three quarters of 2003 was $65.9 million, a decrease of $10.3 million, or 13.5%, compared to $76.2 million in the three quarters of 2002. Operating earnings from printing services in the three quarters of 2003 were $2.7 million, a decrease of $0.4 million, or 14.1%, compared to $3.1 million in the three quarters of 2002.

The decrease in printing services operating revenue was primarily attributed to the reduction in revenue from our largest customer, Dell Computer Corporation, resulting from its decision to purchase certain products that are supplied by a different vendor. Additional decreases in revenue were due to the reduction of manuals supplied to original equipment manufacturing customers and the loss of sales resulting from the consolidation of assembly and fulfillment operations into Michigan.

The decrease in printing services operating earnings was primarily attributed to the decrease in revenue, a $0.5 million charge for the settlement of a customer invoicing dispute and $0.5 million in closure costs related to the CD-ROM mastering and replications operations, partially offset by decreases in fixed expenses as well as variable expenses related to the revenue decrease.

Dell Computer Corporation accounted for 29.0% and 37.7% of our printing services revenue in the three quarters of 2003 and 2002, respectively. We expect revenue from this customer to continue to decrease before stabilizing during 2004. The loss of this business could have a material adverse effect on our results of operations.

Other

Other operating revenue in the three quarters of 2003 was $74.1 million, an increase of $3.7 million, or 5.3%, compared to $70.4 million in the three quarters of 2002. Other operating earnings in the three quarters of 2003 were $7.5 million, an increase of $0.4 million, or 4.9% compared to $7.1 million in the three quarters of 2002.

The following table presents our other operating revenue and operating earnings by business for the three quarters of 2003 and 2002:

	2003				2002
	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total	Label Printing	Direct Marketing Services	Corporate and Eliminations	Total
	(dollars in millions)
Operating revenue	$44.7	$32.3	$ (2.9)	$74.1	$43.8	$29.3	$ (2.7)	$70.4

Operating earnings (losses)	$1.7	$2.2	$ 3.6	$7.5	$1.3	$(0.4)	$ 6.2	$7.1

The increase in other operating revenue was primarily attributed to an increase in database marketing services and list services in our direct marketing services business and in the gravure label printing operation in new products for our consumer goods and beverage customers. Included in operating revenue and operating costs and expenses from our direct marketing services business is $17.0 million and $16.2 million of postage amounts billed to customers in the three quarters of 2003 and 2002, respectively.

The increase in other operating earnings was primarily attributed to a $3.2 million gain on the sale of property, the $1.3 million impairment of a customer list recorded in the first quarter of 2002 at our direct marketing services business, the increased profit margins on database marketing services and list services revenue and the increase in revenue at our label printing business, offset by a $2.1 million liability recorded for employment taxes in the second quarter of 2003 and the decrease in the litigation reserve by $4.1 million to reflect a settlement during the second quarter of 2002.

SAB/Miller Brewing Company accounted for 44.7% and 51.7% of our label printing business’ revenue in the three quarters of 2003 and 2002, respectively. In 2003, our label printing business is in the third year of a five-year contract with SAB/Miller Brewing Company. The loss of SAB/Miller Brewing Company could have a material adverse effect on our results of operations.

Non Operating Income and Taxes from Continuing Operations

Interest income and dividends in the three quarters of 2003 were $0.2 million, a decrease of $0.8 million, or 78.9%, compared to $1.0 million in the three quarters of 2002. The decrease was primarily attributed to the decrease in the invested balances of cash and cash equivalents and interest income received in the three quarters of 2002 from refunds of state income taxes. Interest expense in the three quarters of 2003 was $1.8 million compared to $0.5 million in the second quarter of 2002. Gross interest expense from borrowings under our credit agreement in the three quarters of 2003 was $1.2 million compared to $1.1 million in the three quarters of 2002. Interest expense of $0.3 million was accrued for a liability for employment taxes in the three quarters of 2003. There was no interest expense capitalized as part of our construction of the Milwaukee Journal Sentinel production facility in the three quarters of 2003 compared to $0.9 million in the three quarters of 2002.

The effective tax rate on continuing operations was 40.4% in the three quarters of 2003 compared to 42.6% in the three quarters of 2002. The difference between the statutory federal and state tax rates and the effective tax rate in the three quarters of 2002 was primarily the result of non deductible expenses related to litigation that was settled in 2002.

Discontinued Operations

In January 2002, we closed Fox Cities Newspapers, located in Appleton, Wisconsin, which published six community newspapers. These community newspapers were part of the publishing segment.

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

Net revenue from discontinued operations in the three quarters of 2002 was $3.2 million. The loss from discontinued operations in the three quarters of 2002 was $0.3 million. Applicable income tax benefits were $5.0 million in the three quarters of 2002. Net assets of discontinued operations at October 5, 2003 and December 31, 2002 were zero.

Cumulative Effect of Accounting Change

Effective January 1, 2002, we adopted Statement No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and intangible assets deemed to have indefinite lives, including broadcast licenses and network affiliation agreements, are no longer amortized but are reviewed for impairment and written down and charged to operations when their carrying amounts exceed their estimated fair values. We performed transitional impairment tests on the carrying value of our goodwill and indefinite-lived intangible assets as of January 1, 2002. The resulting impairment charges of $7.7 million ($6.5 million after tax) were recorded during the three quarters ended October 6, 2002 and are reported as the cumulative effect of accounting change in our consolidated condensed statements of earnings.

Initial Public Offering and Tender Offer

In our initial public offering, which was completed on September 29, 2003, 19,837,500 shares of our class A common stock were sold to the public, including 2,587,500 shares of class A common stock purchased by the underwriters to cover over-allotments.  Of those 19,837,500 shares, we sold 19,441,500 shares and Abert Family Journal Stock Trust sold 396,000 shares.  Net proceeds to us were approximately $265.8 million.  Due to the timing of the initial public offering and the end of our third quarter, we were required to estimate some of these transaction costs for which we have not received invoices.  Upon receiving these invoices, we will record the actual transaction costs in the fourth quarter which we do not expect to be materially different than our estimates.

Immediately prior to the initial public offering, the shareholders of Old Journal (including Journal Employees' Stock Trust ("JESTA"), Matex Inc. and Abert Family Journal Stock Trust (the latter two of which we refer to as the “Grant family shareholders”)) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of New Journal class B common stock (divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal.  JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock.  There is no public trading market for the class B common stock, although shares can be sold to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock.

We used the net proceeds of the initial public offering, as well as borrowings from our new debt facility, to purchase 20,002,215 shares of our class B-1 common stock at a price of $15.00 per share, or an aggregate of approximately $300.0 million plus related expenses, through our tender offer which commenced on October 3, 2003 and expired on November 3, 2003.  The purpose of the tender offer was to allow our class B shareholders, who are employees and former employees, to obtain liquidity for a certain portion of their shares so that they can reduce their personal debt previously incurred to purchase units of beneficial interest in JESTA.  The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the permanent capital transaction in order to effect a “synthetic secondary” offering.

As of September 29, 2003, prior to our share exchange, we believe that employee and former employee investors had outstanding balances under demand notes secured by pledges of JESTA units totaling approximately $434.4 million.  A shareholder who wished to tender shares in the tender offer that were pledged to a lender was required to receive a release from the lender and, unless written instructions were given to the contrary, 80% of the purchase price for the class B-1 shares we accepted for payment in the tender offer from such shareholder was paid directly to the lender and the remaining 20% directly to the shareholder.

Liquidity and Capital Resources

Effective September 29, 2003, we and certain of our subsidiaries (as guarantors) entered into a new five-year credit agreement with U.S. Bank, N.A. as Lead Arranger and Administrative Agent, and certain other lending institutions. The credit agreement provides us with an unsecured revolving facility of up to $350 million. As of October 5, 2003 we did not have any borrowings under this facility.

The interest rate on borrowings under the facility will be either LIBOR plus a margin that ranges from 87.5 basis points to 150 basis points, depending on our leverage, or the “Base Rate,” which equals the higher of the prime rate set by U.S. Bank, N.A. or the Federal Funds Rate plus one percent per annum. Interest on LIBOR advances will be computed on the basis of actual number of days elapsed in a 360-day year. Interest on Base Rate advances will be computed on the basis of actual number of days elapsed in a 365 or 366-day year. The material covenants of this agreement include the following:

o	A consolidated funded debt ratio as determined for the four fiscal quarter period preceding the date of determination of not greater than 3.0:1.0. As of October 5, 2003, the consolidated funded debt ratio was 0.00.
o	A fixed charge coverage ratio as determined for the four fiscal quarter period preceding the date of determination of not less than 1.75:1.0. As of October 5, 2003, the fixed charge coverage ratio was 2.20.
o	A consolidated tangible net worth as of the end of any quarter of not less than $200 million. As of October 5, 2003, consolidated tangible net worth was $627.0 million.
o	Consolidated capital expenditures during any fiscal year of not more than $75 million. As of October 5, 2003, consolidated capital expenditures were $35.7 million.
o	A consolidated rent expense during any fiscal year of not more than $40 million. As of October 5, 2003, consolidated rent expense was $20.5 million.

Cash balances were $218.8 million at October 5, 2003. Our cash flow and cash position was enhanced by the issuance of class A common stock in our initial public offering on September 29, 2003. We believe our expected cash flows from operations and borrowings available under our credit facility will be adequate for the foreseeable future to provide for our working capital, debt service, capital expenditures and cash dividends.

Cash Flow

Cash provided by operating activities was $103.5 million in the three quarters of 2003 compared to $84.8 million in the three quarters of 2002. The increase is primarily attributed to an increase in other operating assets and liabilities, including income taxes payable, and an increase in accounts payable due to recording an amount payable for equipment for the daily newspaper’s new production facility and amounts payable for fees in connection with our initial public offering.

Cash used for investing activities was $31.7 million in the three quarters of 2003 compared to $41.2 million in the three quarters of 2002. Capital expenditures for property and equipment were $35.7 million in the three quarters of 2003 and $42.4 million in the three quarters of 2002. We continued to invest in the equipment and the building for our daily newspaper production facility and upgrades to our telecommunications fiber optic network plus upgrades to our facilities and technology equipment at our broadcasting business. As of October 5, 2003 we have spent $113.1 million on the newspaper production facility, which is now essentially complete. Acquisition of businesses was $1.5 million in the three quarters of 2003 representing the purchase of the Antigo Area Shopper’s Guide by our community newspapers and shoppers business. In the three quarters of 2003 we had $5.5 million of proceeds from the sales of assets compared to $1.1 million in the three quarters of 2002. The increase was primarily attributable to $3.3 million received for the sale of property.

Cash provided by financing activities was $138.6 million in the three quarters of 2003 compared to $41.9 million cash used in the three quarters of 2002. Cash provided by financing activities was the result of $265.8 million of net proceeds from our initial public offering. We decreased our borrowing under our credit agreement by $90.8 million in the three quarters of 2003 compared to the increase in borrowing of $65.9 million in the three quarters of 2002. The increased borrowing in 2002 was primarily used to purchase units of beneficial interest from employees and former employees. In the three quarters of 2003, there were $2.1 million purchases and no sales of units due to the suspension of trading in the third quarter of 2002 compared to purchases of units of $122.5 million and sales of units of $38.8 million in the three quarters of 2002. We paid cash dividends of $34.4 million and $23.8 million in the three quarters of 2003 and 2002, respectively. In the third quarter of 2003, a special dividend of $0.20 per share was declared on each class B share outstanding immediately following the share exchange, $0.15 per share, or $ 11.5 million, of which has been paid and the remaining $0.05 per share, or $4.3 million, will be paid in the fourth quarter of 2003.

Cash used for discontinued operations was $3.1 million in the three quarters of 2002.

Critical Accounting Policies

There are no material changes to the disclosures regarding critical accounting policies made in our predecessor's Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

In June 2002, Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. It requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized, at fair value, when the liability is incurred rather than at the commitment date to the exit or disposal plan. The provisions for Statement No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, Statement No. 146 may affect when future costs associated with exit or disposal activities are recognized.

In February 2003, we announced the closure of our CD-ROM mastering and replication facility, a part of our printing services business. In the three quarters of 2003, $0.5 million in closure costs were recorded.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There are no material changes to the disclosures regarding interest rate risk and foreign currency exchange risk made in our predecessor's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Disclosure Committee, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Advertising Representative Litigation. In September 2003, we hired a new television advertising representative due to our assessment of the performance of the prior representative. On September 11, 2003, the prior representative, TeleRep, Inc. and Harrington, Righter & Parsons, Inc. (which are affiliated entities), filed suits against our subsidiary, Journal Broadcast Group, Inc., in the Supreme Court of the State of New York, County of New York, demanding a lump sum payment under certain contractual provisions in the aggregate amount of approximately $9.0 million. The new representative has assumed liability in connection with that claim and agreed to indemnify us for all losses, damages and expenses associated with the prior representative’s claim.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our initial public offering of class A common stock, we filed a registration statement on Form S-1 (Reg. No. 333-105210) with the Securities and Exchange Commission registering a total of 19,837,500 shares.  The registration statement was declared effective under the Securities Act of 1933 on September 15, 2003.  Pursuant to the registration statement, we sold 19,441,500 shares of our class A common stock, including 2,587,500 shares subject to the underwriters’ over-allotment option, and Abert Family Journal Stock Trust, a selling shareholder, sold 396,000 shares.  The aggregate public offering price for the shares registered for sale by us was approximately $291.6 million, and the aggregate public offering price for the shares registered for sale by Abert Family Journal Stock Trust was approximately $5.9 million.  The underwriting syndicate for the offering was managed by Morgan Stanley & Co. Incorporated, Robert W. Baird & Co. Incorporated (“Baird”), Credit Suisse First Boston LLC, Goldman, Sachs & Co, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  This offering terminated after the sale of all of the shares of our class A common stock that we registered under our registration statement.

We received gross proceeds of approximately $291.6 million for the sale of shares by us in the initial public offering, approximately $20.4 million of which were applied to underwriting discounts and commissions, and approximately $5.4 million of which were applied to legal, accounting and other costs, including amounts we paid to Baird for underwriting discounts and commissions as well as customary fees in its capacity as our financial advisor in connection with our permanent capital transaction.  Mary Ellen Stanek, one of our directors, is a Managing Director of Baird.  After deducting expenses described above, the net proceeds to us from our sale of class A shares in the initial public offering was approximately $265.8 million.  Due to the timing of the initial public offering and the end of our third quarter, we were required to estimate some of these transaction costs for which we have not received invoices.  Upon receiving these invoices, we will record the actual transaction costs which we do not expect to be materially different than our estimates.

Immediately prior to the initial public offering, the shareholders of Old Journal (including JESTA and the Grant family shareholders) effected a share exchange with New Journal pursuant to which JESTA and the Grant family shareholders exchanged each share of their Old Journal common stock for three shares of New Journal class B common stock (divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock) and following which Old Journal became a wholly owned subsidiary of New Journal.  JESTA then terminated and distributed the class B common stock that it received in the share exchange to its former unitholders on a three-shares-for-one-unit basis, with such shares divided as equally as possible into one-half class B-1 common stock and one-half class B-2 common stock.  There is no public trading market for the class B common stock, although shares can be sold to eligible purchasers under our articles of incorporation.

Immediately after the share exchange and immediately before the termination of JESTA and the closing of the initial public offering, the Grant family shareholders exchanged approximately 41.5% of their class B shares they received in the share exchange for 3,264,000 shares of class C common stock.  There is no public trading market for Class C common stock and it cannot be transferred before March 20, 2004, except for transfers to us.  After that time, class C common stock can be transferred to us, to the Grant family shareholders or family successors, or each class C share can be converted, at the option of the holder into either (i) 1.363970 class A shares or (ii) 0.248243 class A shares and 1.115727 class B shares.

We used the net proceeds of the initial public offering, as well as borrowings from our new debt facility, to purchase 20,002,215 shares of our class B-1 common stock at a price of $15.00 per share, or an aggregate of approximately $300.0 million, plus related expenses, through our tender offer which commenced on October 3, 2003 and expired on November 3, 2003.  The purpose of the tender offer was to allow our class B shareholders, who are employees and former employees, to obtain liquidity for a certain portion of their shares so that they can reduce their personal debt previously incurred to purchase units of beneficial interest in JESTA.  The tender offer was contemplated and disclosed to our shareholders prior to the share exchange and as part of the permanent capital transaction in order to effect a “synthetic secondary” offering.

Prior to the consummation of the tender offer, the net proceeds to us from the initial public offering were used to pay down approximately $47.1million in outstanding debt under our new credit facility and the balance of which was invested in short term investments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 3, 2003, we held a special meeting of the shareholders of Old Journal and the unitholders of JESTA for the purpose of voting on the following four items:

o	The share exchange, pursuant to which each share of Old Journal common stock was automatically exchanged for three shares of New Journal class B common stock, divided as equally as possible among class B-1 and class B-2 shares.

o	The amendment and termination of JESTA to explicitly permit the share exchange to occur.

o	The approval of New Journal's 2003 Equity Incentive Plan.

o	The approval of New Journal's 2003 Employee Stock Purchase Plan.

Steven J. Smith and Douglas G. Kiel, as the designated proxies, voted the shares of Old Journal common stock as they were instructed by the shareholders of Old Journal and unitholders and Trustees of JESTA. Approximately 94% of all shares of Old Journal common stock eligible to vote were represented at the special meeting in person or by proxy.

o	Approximately 93.0% of the shares eligible to vote approved the share exchange.

o	Approximately 87.2% of the JESTA units entitled to vote approved the amendment and termination of JESTA.

o	Approximately 94.3% of the shares voted at the special meeting approved the 2003 Equity Incentive Plan.

o	Approximately 98.7% of the shares voted at the special meeting approved the 2003 Employee Stock Purchase Plan.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Exhibit No.	Description
	3.1	Amendment to Articles of Incorporation of Journal Communications, Inc.
	3.2	Articles of Incorporation of Journal Communications, Inc., as amended.
4
Credit Agreement, dated as of September 5, 2003, by and among (i) The Journal Company (now known as Journal Communications, Inc.), as Borrower; (ii) Journal Communications, Inc. (now known as the Journal Company), as Guarantor; (iii) certain subsidiaries of Journal Communications, Inc. (now known as The Journal Company), as Guarantors; (iv) U.S. Bank National Association, as Lead Arranger and Administrative Agent; and (v) the several lenders from time to time parties thereto (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K, filed September 9, 2003, of The Journal Company (now known as Journal Communications, Inc.)).
	31.1	Certification by Steven J. Smith, Chairman and Chief Executive Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of Steven J. Smith, Chairman and Chief Executive Officer and Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer of Journal Communications, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
	Filing	Date	Items Reported	Financial Statements Filed
	8-K	August 26, 2003	Item 8 Change in Fiscal Year	None
	8-K	September 3, 2003	Item 5 Other Events and Regulation FD Disclosure	None
	8-K	September 5, 2003	Item 5 Other Events and Regulation FD Disclosure	None
	8-K	September 23, 2003	Item 5 Other Events and Regulation FD Disclosure	None
	8-K	September 29, 2003	Item 5 Other Events and Regulation FD Disclosure	None
	8-K	October 27, 2003	Item 12 Results of Operations and Financial Condition	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOURNAL COMMUNICATIONS, INC. Registrant
/s/ Steven J. Smith
Date: November 19, 2003	Steven J. Smith, Chairman and Chief Executive Officer
/s/ Paul M. Bonaiuto
Date: November 19 , 2003	Paul M. Bonaiuto, Executive Vice President and Chief Financial Officer